Form 10-Q
period 2026-03-31
GLOBE LIFE INC.
filed 2026-05-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission File Number: 001-08052
GLOBE LIFE INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7677 Henneman Way, McKinney, Texas 75070
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $1.00 Par Value	77,644,761
GL Q1 2026 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q1 2026 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2026—$19,133,385; 2025—$18,820,464, allowance for credit losses: 2026— $3,297; 2025— $3,297)	$17,579,376	$17,589,342
Mortgage loans	461,025	428,517
Policy loans	749,108	741,375
Other long-term investments (includes: 2026—$1,070,296; 2025—$1,109,719 under the fair value option)	1,435,099	1,396,064
Short-term investments	183,790	314,711
Total investments	20,408,398	20,470,009
Cash	255,209	144,704
Accrued investment income	289,633	272,818
Other receivables	727,521	768,592
Deferred acquisition costs	7,119,120	6,999,136
Goodwill	490,446	490,446
Other assets	1,675,524	1,667,987
Total assets	$30,965,851	$30,813,692
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2026—$18,304,438; 2025—$18,129,506)	$18,934,135	$19,169,687
Unearned and advance premium	285,763	270,663
Policy claims and other benefits payable	548,528	540,832
Other policyholders' funds	576,452	532,047
Total policy liabilities	20,344,878	20,513,229
Current and deferred income taxes	904,986	859,628
Short-term debt	457,047	304,656
Long-term debt (estimated fair value: 2026—$2,177,494; 2025—$2,225,320)	2,321,537	2,320,793
Other liabilities	852,807	840,807
Total liabilities	24,881,255	24,839,113
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2026 and 2025	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2026—92,218,183 issued; 2025—92,218,183 issued)	92,218	92,218
Additional paid-in-capital	524,229	536,363
Accumulated other comprehensive income (loss)	(1,700,791)	(1,771,444)
Retained earnings	8,786,392	8,546,807
Treasury stock, at cost: (2026—14,331,326 shares; 2025—13,125,082 shares)	(1,617,452)	(1,429,365)
Total shareholders' equity	6,084,596	5,974,579
Total liabilities and shareholders' equity	$30,965,851	$30,813,692
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Life premium	$853,205	$829,863
Health premium	416,908	369,791
Total premium	1,270,113	1,199,654
Net investment income	289,824	280,614
Realized gains (losses)	(1,478)	85
Other income	1,160	69
Total revenue	1,559,619	1,480,422

Benefits and expenses:
Life policyholder benefits(1)	518,850	509,756
Health policyholder benefits(2)	263,734	233,929
Other policyholder benefits	7,000	7,080
Total policyholder benefits	789,584	750,765

Amortization of deferred acquisition costs	118,282	105,515
Commissions, premium taxes, and non-deferred acquisition costs	169,886	164,323
Other operating expense	113,735	108,746
Interest expense	34,000	34,992
Total benefits and expenses	1,225,487	1,164,341

Income before income taxes	334,132	316,081
Income tax benefit (expense)	(63,606)	(61,518)
Net income	$270,526	$254,563

Basic net income per common share	$3.45	$3.05

Diluted net income per common share	$3.39	$3.01
(1)Net of total remeasurement gain of $18.9 million before tax for the three months ended March 31, 2026 and a total remeasurement gain of $8.5 million before tax for the same period in 2025.
(2)Net of total remeasurement gain of $6.0 million before tax for the three months ended March 31, 2026 and a total remeasurement gain of $0.4 million before tax for the same period in 2025.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$270,526	$254,563

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(321,245)	215,128
Other reclassification adjustments included in net income	(1,569)	(3,341)
Foreign exchange adjustment on fixed maturities recorded at fair value	(73)	(430)
Total unrealized investment gains (losses)	(322,887)	211,357
Less applicable tax (expense) benefit	67,805	(44,387)
Unrealized gains (losses) on investments, net of tax	(255,082)	166,970

Future Policy Benefits:
Change in discount rate on future policy benefits	410,451	(139,352)
Less applicable tax (expense) benefit	(86,193)	29,263
Future policy benefit adjustments, net of tax	324,258	(110,089)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	290	2,421
Less applicable tax (expense) benefit	(60)	(508)
Foreign exchange translation adjustments, other than securities, net of tax	230	1,913

Pension:
Pension adjustments	1,580	68
Less applicable tax (expense) benefit	(333)	(15)
Pension adjustments, net of tax	1,247	53

Other comprehensive income (loss)	70,653	58,847
Comprehensive income (loss)	$341,179	$313,410

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$—	$92,218	$536,363	$(1,771,444)	$8,546,807	$(1,429,365)	$5,974,579
Comprehensive income (loss)	—	—	—	70,653	270,526	—	341,179
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,697)	—	(25,697)
Acquisition of treasury stock	—	—	—	—	—	(240,465)	(240,465)
Stock-based compensation	—	—	(12,134)	—	—	25,737	13,603
Exercise of stock options	—	—	—	—	(5,244)	26,641	21,397
Balance at March 31, 2026	—	$92,218	$524,229	$(1,700,791)	$8,786,392	$(1,617,452)	$6,084,596

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520
Comprehensive income (loss)	—	—	—	58,847	254,563	—	313,410
Common dividends declared ($0.2700 per share)	—	—	—	—	(22,383)	—	(22,383)
Acquisition of treasury stock	—	—	—	—	—	(264,544)	(264,544)
Stock-based compensation	—	—	(3,754)	—	—	15,773	12,019
Exercise of stock options	—	—	—	—	(9,753)	91,147	81,394
Balance at March 31, 2025	$—	$97,218	$524,041	$(1,970,873)	$8,224,948	$(1,449,918)	$5,425,416

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash provided from (used for) operating activities	$420,938	$431,887

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	14,766	53,911
Fixed maturities available for sale—matured or other redemptions	92,053	58,796
Mortgage loans	26,315	6,237
Other long-term investments	58,098	18,927
Total investments sold or matured	191,232	137,871
Acquisition of investments:
Fixed maturities—available for sale	(417,379)	(236,058)
Mortgage loans	(58,519)	(35,471)
Other long-term investments	(87,631)	(15,889)
Total investments acquired	(563,529)	(287,418)
Net (increase) decrease in policy loans	(7,733)	(8,506)
Net (increase) decrease in short-term investments	130,921	(49,031)
Additions to property and equipment	(24,911)	(11,746)
Investments in low-income housing interests	(7,244)	(21,124)
Cash provided from (used for) investing activities	(281,264)	(239,954)

Cash provided from (used for) financing activities:
Issuance of common stock	21,397	81,394
Cash dividends paid to shareholders	(21,361)	(20,146)
Net borrowing from Federal Home Loan Bank (FHLB)	—	70,000
Net borrowing (repayment) of commercial paper	94,513	(58,474)
Proceeds from commercial paper with original maturities greater than 90 days	77,507	184,470
Repayment of commercial paper with original maturities greater than 90 days	(19,629)	(134,506)
Acquisition of treasury stock	(240,465)	(264,544)
Net receipts (payments) from deposit-type products	58,406	17,342
Cash provided from (used for) financing activities	(29,632)	(124,464)

Effect of foreign exchange rate changes on cash	463	(524)
Net increase (decrease) in cash	110,505	66,945
Cash at beginning of year	144,704	165,325
Cash at end of period	$255,209	$232,270

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2026 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2026, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2026 and 2025. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2026.

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

Note 2—New Accounting Standards

Accounting Pronouncements Yet to be Adopted: ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, adds disclosure requirements to disaggregate information related to an entity's income statement. The disclosures will allow for enhanced transparency of an entity's expenses.

This standard is effective for the Company for annual periods beginning on January 1, 2027 and Interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the standard.

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

        GL Q1 2026 FORM 10-Q

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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2026
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2026	$(969,982)	$(821,628)	$(9,044)	$29,210	$(1,771,444)
Other comprehensive income (loss) before reclassifications, net of tax	(253,842)	324,258	230	—	70,646
Reclassifications, net of tax	(1,240)	—	—	1,247	7
Other comprehensive income (loss)	(255,082)	324,258	230	1,247	70,653
Balance at March 31, 2026	$(1,225,064)	$(497,370)	$(8,814)	$30,457	$(1,700,791)

	Three Months Ended March 31, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	169,609	(110,089)	1,913	—	61,433
Reclassifications, net of tax	(2,639)	—	—	53	(2,586)
Other comprehensive income (loss)	166,970	(110,089)	1,913	53	58,847
Balance at March 31, 2025	$(1,152,648)	$(819,131)	$(19,844)	$20,750	$(1,970,873)

Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Affected line items in the Statements of Operations
Component Line Item	2026	2025
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$717	$(828)	Realized (gains) losses
Amortization of (discount) premium	(2,286)	(2,513)	Net investment income
Total before tax	(1,569)	(3,341)
Tax	329	702	Income taxes
Total after-tax	(1,240)	(2,639)
Pension adjustments:
Amortization of prior service cost	252	292	Other operating expense
Amortization of actuarial (gain) loss	1,328	(224)	Other operating expense
Total before tax	1,580	68
Tax	(333)	(15)	Income taxes
Total after-tax	1,247	53
Total reclassification (after-tax)	$7	$(2,586)

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At March 31, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$417,459	$—	$70	$(28,378)	$389,151	2
States, municipalities, and political subdivisions	3,403,657	—	27,574	(546,601)	2,884,630	16
Foreign governments	48,051	—	19	(9,235)	38,835	—
Corporates, by sector:
Industrials	7,919,363	—	125,412	(747,376)	7,297,399	42
Financial	5,056,081	—	91,401	(400,765)	4,746,717	27
Utilities	2,170,151	—	50,658	(113,923)	2,106,886	12
Total corporates	15,145,595	—	267,471	(1,262,064)	14,151,002	81
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	118,623	(3,297)	699	(267)	115,758	1
Total fixed maturities	$19,133,385	$(3,297)	$295,833	$(1,846,545)	$17,579,376	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$409,170	$—	$161	$(25,478)	$383,853	2
States, municipalities, and political subdivisions	3,385,433	—	26,955	(531,762)	2,880,626	16
Foreign governments	47,448	—	138	(8,040)	39,546	—
Corporates, by sector:
Industrials	7,787,885	—	175,164	(645,363)	7,317,686	42
Financial	4,982,187	—	134,105	(333,966)	4,782,326	27
Utilities	2,093,010	—	71,582	(93,086)	2,071,506	12
Total corporates	14,863,082	—	380,851	(1,072,415)	14,171,518	81
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	115,331	(3,297)	1,877	(112)	113,799	1
Total fixed maturities	$18,820,464	$(3,297)	$409,982	$(1,637,807)	$17,589,342	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $340 million and $313 million in fixed maturities at March 31, 2026 and December 31, 2025, respectively.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2026, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2026
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$183,363	$184,567
Due after one year through five years	787,608	809,454
Due after five years through ten years	1,887,933	1,925,841
Due after ten years through twenty years	8,972,605	8,356,265
Due after twenty years	7,183,244	6,187,481
Mortgage-backed and asset-backed securities	115,335	115,768
	$19,130,088	$17,579,376

Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2026 and 2025 is summarized as follows:

	Three Months Ended March 31,
	2026	2025	% Change
Fixed maturities available for sale	$245,819	$242,210	1
Policy loans	14,281	13,658	5
Mortgage loans	7,586	6,668	14
Other long-term investments(1)	26,080	23,079	13
Short-term investments	2,869	1,476
	296,635	287,091	3
Less investment expense	(6,811)	(6,477)	5
Net investment income	$289,824	$280,614	3
(1)For the three months ended March 31, 2026 and 2025 the investment funds, accounted for under the fair value option method, recorded $21.3 million and $19.2 million in net investment income, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2026	2025
Fixed maturities available for sale:
Proceeds from sales(1)	$14,766	$53,911
Gross realized gains	249	1,478
Gross realized losses	—	(1,464)
(1)As of March 31, 2026, the Company had $0 unsettled trades. There were $0 unsettled trades for the same period in 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of "realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2026	2025
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(717)	$788
Provision for credit losses	—	40
Fair value option—change in fair value	5,571	2,371
Mortgage loans	(141)	433
Other investments	(1,324)	(1,078)
Realized gains (losses) from investments	3,389	2,554
Other gains (losses)	(4,867)	(2,469)
Total realized gains (losses)	(1,478)	85
Applicable tax	311	(18)
Realized gains (losses), net of tax	$(1,167)	$67
(1)During the three months ended March 31, 2026 and 2025, the Company recorded $281.5 thousand and $55.7 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0 and $0 net realized gains (losses), respectively.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2026 and December 31, 2025:

	Fair Value Measurement at March 31, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$389,151	$—	$389,151
States, municipalities, and political subdivisions	—	2,881,653	2,977	2,884,630
Foreign governments	—	38,835	—	38,835
Corporates, by sector:
Financial	—	4,627,718	118,999	4,746,717
Utilities	—	1,995,488	111,398	2,106,886
Other corporate sectors	—	7,217,293	80,106	7,297,399
Total corporates	—	13,840,499	310,503	14,151,002
Collateralized debt obligations	—	—	—	—
Other asset-backed securities	—	16,134	99,624	115,758
Total fixed maturities	$—	$17,166,272	$413,104	$17,579,376
Percentage of total	—%	98%	2%	100%

	Fair Value Measurement at December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$383,853	$—	$383,853
States, municipalities, and political subdivisions	—	2,880,626	—	2,880,626
Foreign governments	—	39,546	—	39,546
Corporates, by sector:
Industrials	—	7,232,179	85,507	7,317,686
Financial	—	4,661,175	121,151	4,782,326
Utilities	—	1,968,840	102,666	2,071,506
Total corporates	—	13,862,194	309,324	14,171,518
Collateralized debt obligations	—	—	—	—
Other asset-backed securities	—	27,898	85,901	113,799
Total fixed maturities	$—	$17,194,117	$395,225	$17,589,342
Percentage of total	—%	98%	2%	100%

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2026	$85,901	$—	$—	$309,324	$395,225
Included in realized gains / losses	—	—	—	757	757
Included in other comprehensive income	251	—	—	(2,215)	(1,964)
Acquisitions	13,472	—	2,977	10,000	26,449
Sales	—	—	—	(4,480)	(4,480)
Amortization	—	—	—	(1)	(1)
Other(1)	—	—	—	(2,882)	(2,882)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at March 31, 2026	$99,624	$—	$2,977	$310,503	$413,104
Percent of total fixed maturities	—%	—%	—%	2%	2%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$—	$420,065	$474,114
Included in realized gains / losses	—	—	—	(1)	(1)
Included in other comprehensive income	30	5,046	—	(7,000)	(1,924)
Acquisitions	12,380	—	—	9,200	21,580
Sales	—	—	—	—	—
Amortization	—	1,136	—	(3)	1,133
Other(1)	—	(7,393)	—	3,925	(3,468)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at March 31, 2025	$23,593	$41,655	$—	$426,186	$491,434
Percent of total fixed maturities	—%	—%	—%	3%	3%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
At March 31, 2026	$251	$—	$—	$(2,215)	$(1,964)
At March 31, 2025	30	5,046	—	(7,000)	(1,924)

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2026
	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted- Average(1)
Corporates	$310,503	Discounted cash flow	Credit rating	BB- to AA	BBB+
States, municipalities and political subdivisions	2,977	Discounted cash flow	Credit rating	AAA	AAA
Asset-backed securities	99,624	Discounted cash flow	Credit rating	CC to A-	BBB-
	$413,104
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Level 3 securities are valued based on the contractual cash flows discounted by a rate determined as a treasury benchmark rate adjusted for a credit spread. The credit spread is developed from observable indices for similar securities and unobservable indices for private securities or private comparable securities for corresponding credit ratings. The credit ratings for the securities may be considered unobservable inputs, as they are private letter ratings issued by a nationally recognized statistical rating organization or are assigned by the third-party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation. For more information regarding valuation procedures, please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities disclosed in the Form 10-K.

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2026	570	1,556	2,126
As of December 31, 2025	395	1,583	1,978

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Globe Life's entire fixed maturity portfolio consisted of 2,600 issues by 1,015 different issuers at March 31, 2026 and 2,576 issues by 1,010 different issuers at December 31, 2025. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of March 31, 2026 and A as of December 31, 2025.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2026 and December 31, 2025.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$12,947	$(185)	$366,139	$(28,193)	$379,086	$(28,378)
States, municipalities, and political subdivisions	420,682	(9,520)	1,647,106	(536,830)	2,067,788	(546,350)
Foreign governments	11,087	(227)	24,784	(9,008)	35,871	(9,235)
Corporates, by sector:
Industrials	1,232,612	(40,881)	3,461,668	(660,477)	4,694,280	(701,358)
Financial	953,591	(47,721)	1,774,944	(335,824)	2,728,535	(383,545)
Utilities	495,550	(14,627)	546,119	(92,791)	1,041,669	(107,418)
Total corporates	2,681,753	(103,229)	5,782,731	(1,089,092)	8,464,484	(1,192,321)
Other asset-backed securities	28,369	(182)	1,311	(57)	29,680	(239)
Total investment grade securities	3,154,838	(113,343)	7,822,071	(1,663,180)	10,976,909	(1,776,523)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	1,709	(251)	1,709	(251)
Industrials	31,189	(6,090)	129,820	(39,928)	161,009	(46,018)
Financial	11,943	(102)	84,670	(17,118)	96,613	(17,220)
Utilities	13,738	(283)	37,958	(6,222)	51,696	(6,505)
Total corporates	56,870	(6,475)	252,448	(63,268)	309,318	(69,743)
Other asset-backed securities	13,573	(28)	—	—	13,573	(28)
Total below investment grade securities	70,443	(6,503)	254,157	(63,519)	324,600	(70,022)
Total fixed maturities	$3,225,281	$(119,846)	$8,076,228	$(1,726,699)	$11,301,509	$(1,846,545)

        GL Q1 2026 FORM 10-Q

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
Corporates, by sector:
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses beginning balance	$3,297	$10,395
Additions to allowance for which credit losses were not previously recorded	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	(40)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—
Allowance for credit losses ending balance	$3,297	$10,355

As of March 31, 2026, the Company had one fixed maturity security in non-accrual status at amortized cost of $5.5 million with an allowance of $3.3 million. As of December 31, 2025, the Company had two fixed maturity securities in non-accrual status with an amortized cost of $9.2 million and an allowance of $3.3 million.

Mortgage Loans (commercial mortgage loans): Investments in commercial mortgage loans are made through direct investments and through investment funds. We have total commercial mortgage loan investments made directly and through investment funds of $1.04 billion at March 31, 2026 and December 31, 2025. The commercial mortgage loan summaries provided in this section pertain only to those commercial mortgage loans made directly.

Summaries of commercial mortgage loans by property type and geographical location at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$167,327	36	$155,208	36
Hospitality	100,857	22	99,492	23
Multi-family	118,852	26	99,212	23
Retail	75,558	16	76,059	18
Office	3,087	1	3,061	1
Total recorded investment	465,681	101	433,032	101
Less allowance for credit losses	(4,656)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$461,025	100	$428,517	100

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$90,028	19	$88,681	21
Texas	67,119	15	66,597	15
North Carolina	42,455	9	42,358	10
New Jersey	37,194	8	37,130	9
Alabama	36,869	8	36,750	9
New York	31,410	7	31,948	7
Other	160,606	35	129,568	30
Total recorded investment	465,681	101	433,032	101
Less allowance for credit losses	(4,656)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$461,025	100	$428,517	100

The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value ("LTV") ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than or equal to 80%. LTV ratios that exceed 80% are generally a result of decreases in the valuation of the underlying property. Generally, a higher LTV ratio and a lower debt service coverage ratio equates to higher risk of loss.

	March 31, 2026
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$84,886	$49,091	$324,042	$458,019	98
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	7,662	—	—	7,662	2
Total	$92,548	$49,091	$324,042	465,681	100
Less allowance for credit losses				(4,656)
Total, net of allowance for credit losses				$461,025
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

        GL Q1 2026 FORM 10-Q

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

As of March 31, 2026, the Company had 39 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined no loans were collateral dependent or likely to foreclose.

For the three months ended March 31, 2026, the allowance for credit losses increased by $0.1 million to $4.7 million. The provision for credit losses is included in "Realized gains (losses)" on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses beginning balance	$4,515	$7,644
Provision (reversal) for credit losses	141	(248)
Reduction in allowance due to dispositions	—	(665)
Allowance for credit losses ending balance	$4,656	$6,731

As of March 31, 2026 and December 31, 2025, the Company had two commercial mortgage loans in non-accrual status with a principal balance of $3 million and no delinquent commercial mortgage loans. The Company's unfunded commitment balance to commercial loan borrowers was $21 million as of March 31, 2026.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2026	December 31, 2025
Investment funds	$1,070,296	$1,109,719
Company-owned life insurance(1)	323,014	243,721
Other	41,789	42,624
Total	$1,435,099	$1,396,064
(1) Company-owned life insurance is reported at cash surrender value.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents additional information about the Company's investment funds as of March 31, 2026 and December 31, 2025 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	March 31, 2026	December 31, 2025	March 31, 2026	Redemption Term/Notice(1)
Commercial mortgage loans	$579,280	$614,080	$512,426	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	209,523	223,665	227,688	Fully redeemable and non-redeemable with varying terms.
Infrastructure	194,367	187,964	19,372	Fully redeemable and non-redeemable with varying terms.
Other	87,126	84,010	51,037	Non-redeemable with varying terms
Total investment funds	$1,070,296	$1,109,719	$810,523
(1)    Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of March 31, 2026, unfunded commitments totaled $983 million, including funds past the investment period.

The Company had $11 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $811 million as of March 31, 2026.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Guarantees: In connection with the Pre-capitalized Trust Securities agreement signed on July 1, 2025, Globe Life Inc. is required to purchase any treasury securities in default. Management believes it is unlikely the Company will have to make any material payments under this agreement due to default. In addition, Globe Life Inc. has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary ("TMK Re"), to secure TMK Re's obligation for claims on certain policies reinsured by TMK Re that were sold by other Globe Life Inc. insurance subsidiaries. These letters of credit facilitate TMK Re's ability to reinsure the business of Globe Life Inc.'s insurance subsidiaries. The credit facility expires in 2029. The maximum amount of letters of credit available is $250 million. Globe Life Inc. would be liable to the extent that TMK Re does not pay the reinsured party. The amount of letters of credit outstanding at March 31, 2026 was $115 million.

Litigation: The Company, as is common with the insurance industry in general, is subject to litigation, including: putative class action litigation; alleged breaches of contract; torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Globe Life Inc.'s insurance subsidiaries; alleged employment discrimination; alleged worker misclassification; and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life Inc.'s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts.

On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint added four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Defendants filed a motion to dismiss the litigation on December 3, 2024, which motion was denied on September 29, 2025. Globe Life Inc. plans to vigorously defend against the lawsuit. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time.

Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life Inc. shareholder Jui Cheng Hsiao (“Hsiao”) filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav (“Jadhav”) filed a shareholder derivative complaint against the same set of defendants. Each shareholder derivative complaint asserts one claim for breach of fiduciary duty against the individual defendants and alleges that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results. The allegations are substantially similar to those made in the City of Miami Matter and derive from certain short seller reports. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. On January 3, 2025, the Court consolidated the two actions and

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

appointed Hsiao and Jadhav as Lead Plaintiffs and their counsel as Lead Counsel for the consolidated derivative action (In re Globe Life Inc. Stockholder Derivative Litigation, Lead Case No. 4:24-cv-00993-ALM (E.D. Tex.)). On January 25, 2025, the Court granted the parties’ joint motion to stay such proceedings pending the Court’s resolution of the motion to dismiss filed by Globe Life Inc. in the City of Miami Matter. On October 14, 2025, the parties informed the Court that the motion to dismiss in the City of Miami Matter was denied and of their agreement for the terms of the stay to remain in place as they coordinated a schedule. On October 27, 2025 and December 5, 2025, the parties again notified the Court of their continued agreement for the terms of the stay to remain in place and further notified the Court of two related derivative cases filed in the Eastern District of Texas by Globe Life Inc. shareholders, as referenced below.

On November 19, 2025, Globe Life Inc. shareholder Plymouth County Retirement Association (“Plymouth”) filed a Verified Shareholder Derivative Action Complaint in the United States District Court for the Eastern District of Texas against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Plymouth County Retirement Association v. Darden, et al., No. 4:25-cv-01246-ALM (E.D. Tex.)). On November 21, 2025, Globe Life Inc. shareholder Catherine M. Sugarbaker Family Trust (“Sugarbaker”) filed a Verified Shareholder Derivative Action Complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Catherine M. Sugarbaker Family Trust v. Gary L. Coleman, et al., No. 4:25-cv-01274-ALM (E.D. Tex.)). Both the Plymouth and the Sugarbaker shareholder derivative complaints assert a claim for breach of fiduciary duty against the individual defendants and allege that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results, as well as a claim against the individual defendants under Section 14(A) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 promulgated thereunder, for allegedly causing Globe Life Inc. to make false and misleading statements in its 2024 Proxy Statement and Notice of Annual Meeting of Shareholders. In addition, Plymouth’s shareholder derivative complaint asserts claims for violation of § 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5(b) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from January 1, 2022 through April 11, 2024, alleging that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading, and that certain individuals traded in Globe Life Inc.’s securities while in possession of material non-public information. The allegations in both complaints are substantially similar to those made in the City of Miami Matter and the consolidated federal derivative action and derive from certain short seller reports. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the Plymouth and Sugarbaker litigation, subject to the terms of those indemnification agreements. On December 11, 2025, defendants filed a notice of related case in the action filed by Plymouth to inform the Court that the matter should be consolidated with the consolidated federal derivative action. On December 9, 2025, Sugarbaker filed notices of related case in its own action and in the consolidated federal derivative action to inform the respective courts that Sugarbaker’s action should be consolidated with the consolidated federal derivative action. Plymouth and Sugarbaker have motioned the In re Globe Life Inc. Stockholder Derivative Litigation Court to vacate the current lead counsel structure. A hearing on the motion was held on March 25, 2026, but the Court has not yet decided on the motion. In the meantime, the case remains stayed.

On September 19, 2025, a shareholder filed a derivative lawsuit in the Business Court for Dallas County, Texas, against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (James E. Walker v. Gary L. Coleman, et al., Case No. 25-BC01B-0041). Like the consolidated shareholder derivative lawsuit disclosed above, this litigation is largely similar to the City of Miami Matter and derives in part from certain short seller reports. The petition asserts three causes of action relating to the 2019 through 2024 time period, including: (i) a breach of fiduciary duty claim for failing to provide adequate oversight to prevent purportedly widespread corporate misconduct including fraud, discrimination and harassment; (ii) a breach of fiduciary duty claim against certain individual defendants who allegedly engaged in insider trading; and (iii) a claim for wasting corporate assets by paying excessive compensation and/or bonuses to certain of its executive officers. The petition alleges that Globe Life Inc. was thus exposed to potential legal liability and costs, and that Globe Life Inc. repurchased shares at an artificially inflated price. The petition seeks monetary damages as well as restitution, governance reforms, and accountability for executives and board members. Pursuant to Globe

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Globe Life Inc. intends to mount a robust defense against the litigation. Defendants filed a motion to dismiss the petition on November 20, 2025 for failure to plead demand futility, and a motion to stay the proceedings in the Texas Business Court pending final resolution of the related City of Miami Matter if the Court determines that demand futility is satisfied. On November 19, 2025, Plymouth filed a motion to intervene in the matter and requested that the Court stay the action in favor of the consolidated derivative action in the Eastern District of Texas, or in the alternative, to limit the preclusive effect of the Court’s order on the motion to dismiss for lack of demand futility. On December 1, 2025, the Lead Plaintiffs in the consolidated federal derivative action (Hsiao and Jadhav) also filed a motion to intervene and stay the Texas Business Court proceedings in favor of their consolidated federal derivative action, or in the alternative, to limit the preclusive effect of the Court’s order on the motion to dismiss the petition for lack of demand futility. On December 4, 2025, plaintiff James E. Walker Jr. (“Walker”) filed a motion to strike Plymouth’s motion to intervene. On December 15, 2025, Walker filed a motion to strike the motion to intervene filed by the Lead Plaintiffs in the consolidated federal derivative action. On February 5, 2026, the Court cancelled the hearing it had scheduled for February 6, 2026 to hear all of the above motions and stayed the case pending further order of the Court. Walker has filed a motion to intervene in the In re Globe Life Inc. Stockholder Derivative Litigation case discussed above. A hearing on the motion was held on March 25, 2026, but the Court has not yet decided on the motion. In the meantime, the case remains stayed.

        GL Q1 2026 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three month periods ended March 31, 2026 and 2025:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(51,617)	(38,917)	(7,916)	(3,689)	(102,139)
Adjusted balance at January 1, 2025	4,605,093	5,465,995	1,039,104	426,587	11,536,779
Issuances(1)	195,634	121,780	25,780	5,210	348,404
Interest accrual(2)	56,466	72,207	13,521	5,625	147,819
Net premiums collected(3)	(139,565)	(147,711)	(33,262)	(10,986)	(331,524)
Effect of changes in the foreign exchange rate	2,105	—	—	—	2,105
Ending balance at original discount rates	4,719,733	5,512,271	1,045,143	426,436	11,703,583
Effect of change from original to current discount rates	37,311	173,844	13,553	13,834	238,542
Balance at March 31, 2025	$4,757,044	$5,686,115	$1,058,696	$440,270	$11,942,125

Balance at January 1, 2026	$4,792,153	$5,542,616	$1,008,538	$425,338	$11,768,645
Beginning balance at original discount rates	4,710,303	5,321,113	988,843	408,949	11,429,208
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(59,866)	(65,733)	(10,275)	(2,025)	(137,899)
Adjusted balance at January 1, 2026	4,650,437	5,255,380	978,568	406,924	11,291,309
Issuances(1)	167,012	121,469	26,812	5,209	320,502
Interest accrual(2)	55,815	69,444	12,515	5,346	143,120
Net premiums collected(3)	(141,243)	(142,704)	(31,552)	(10,501)	(326,000)
Effect of changes in the foreign exchange rate	(438)	—	—	—	(438)
Ending balance at original discount rates	4,731,583	5,303,589	986,343	406,978	11,428,493
Effect of change from original to current discount rates	9,119	128,114	3,671	8,786	149,690
Balance at March 31, 2026	$4,740,702	$5,431,703	$990,014	$415,764	$11,578,183
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(55,814)	(41,948)	(8,711)	(5,447)	(111,920)
Adjusted balance at January 1, 2025	9,452,774	8,619,000	3,331,508	3,576,621	24,979,903
Issuances(1)	195,633	121,779	25,780	5,211	348,403
Interest accrual(2)	127,459	119,194	44,736	53,386	344,775
Benefit payments(3)	(109,126)	(150,039)	(54,594)	(34,896)	(348,655)
Effect of changes in the foreign exchange rate	4,347	—	—	—	4,347
Ending balance at original discount rates	9,671,087	8,709,934	3,347,430	3,600,322	25,328,773
Effect of change from original to current discount rates	441,809	543,806	68,427	409,657	1,463,699
Balance at March 31, 2025	$10,112,896	$9,253,740	$3,415,857	$4,009,979	$26,792,472

Balance at January 1, 2026	$10,358,054	$9,205,616	$3,371,175	$4,054,000	$26,988,845
Beginning balance at original discount rates	9,905,431	8,616,929	3,291,890	3,643,392	25,457,642
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(66,848)	(75,724)	(12,123)	(3,796)	(158,491)
Adjusted balance at January 1, 2026	9,838,583	8,541,205	3,279,767	3,639,596	25,299,151
Issuances(1)	167,013	121,469	26,812	5,208	320,502
Interest accrual(2)	131,015	118,467	43,797	54,313	347,592
Benefit payments(3)	(113,572)	(134,299)	(52,738)	(39,416)	(340,025)
Effect of changes in the foreign exchange rate	(875)	—	—	—	(875)
Ending balance at original discount rates	10,022,164	8,646,842	3,297,638	3,659,701	25,626,345
Effect of change from original to current discount rates	238,693	412,253	13,130	319,608	983,684
Balance at March 31, 2026	$10,260,857	$9,059,095	$3,310,768	$3,979,309	$26,610,029
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

        GL Q1 2026 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of March 31, 2026
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,290,581	$3,343,253	$2,311,295	$3,252,723	$14,197,852
Effect of changes in discount rate assumptions	229,574	284,139	9,459	310,822	833,994
Other adjustments(1)	204	214	1	33	452
Net liability for future policy benefits, after other adjustments, at current discount rates	5,520,359	3,627,606	2,320,755	3,563,578	15,032,298
Reinsurance recoverable	(195)	—	(8,162)	(12)	(8,369)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,520,164	$3,627,606	$2,312,593	$3,563,566	$15,023,929
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three month periods ended March 31, 2026 and 2025:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(28,215)	(13,901)	(10,720)	(4,881)	(1,415)	(59,132)
Adjusted balance at January 1, 2025	3,920,641	1,853,972	327,555	220,260	130,504	6,452,932
Issuances(1)	117,625	64,760	12,657	10,441	6,662	212,145
Interest accrual(2)	46,870	19,640	4,090	2,643	1,681	74,924
Net premiums collected(3)	(79,516)	(49,418)	(13,120)	(6,714)	(3,435)	(152,203)
Effect of changes in the foreign exchange rate	—	—	—	222	—	222
Ending balance at original discount rates	4,005,620	1,888,954	331,182	226,852	135,412	6,588,020
Effect of change from original to current discount rates	(11,927)	(111,603)	1,749	421	2,971	(118,389)
Balance at March 31, 2025	$3,993,693	$1,777,351	$332,931	$227,273	$138,383	$6,469,631

Balance at January 1, 2026	$5,330,081	$1,822,012	$336,843	$248,400	$207,323	$7,944,659
Beginning balance at original discount rates	5,273,275	1,895,803	331,414	245,300	201,449	7,947,241
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(22,490)	(12,892)	(7,011)	(3,307)	(209)	(45,909)
Adjusted balance at January 1, 2026	5,250,785	1,882,911	324,403	241,993	201,240	7,901,332
Issuances(1)	235,135	68,417	12,092	8,578	4,807	329,029
Interest accrual(2)	61,802	19,928	3,882	2,845	2,292	90,749
Net premiums collected(3)	(95,351)	(52,728)	(13,162)	(7,013)	(4,035)	(172,289)
Effect of changes in the foreign exchange rate	—	—	—	(21)	—	(21)
Ending balance at original discount rates	5,452,371	1,918,528	327,215	246,382	204,304	8,148,800
Effect of change from original to current discount rates	(28,767)	(100,506)	886	(731)	2,597	(126,521)
Balance at March 31, 2026	$5,423,604	$1,818,022	$328,101	$245,651	$206,901	$8,022,279
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(25,054)	(15,756)	(11,005)	(6,195)	(1,191)	(59,201)
Adjusted balance at January 1, 2025	4,001,806	3,696,288	780,136	342,516	126,784	8,947,530
Issuances(1)	117,400	64,760	12,478	10,441	6,630	211,709
Interest accrual(2)	47,983	38,756	10,470	4,456	1,681	103,346
Benefit payments(3)	(100,534)	(38,334)	(24,422)	(5,320)	(4,273)	(172,883)
Effect of changes in the foreign exchange rate	—	—	—	352	—	352
Ending balance at original discount rates	4,066,655	3,761,470	778,662	352,445	130,822	9,090,054
Effect of change from original to current discount rates	(15,333)	(330,868)	20,778	10,095	2,741	(312,587)
Balance at March 31, 2025	$4,051,322	$3,430,602	$799,440	$362,540	$133,563	$8,777,467

Balance at January 1, 2026	$5,345,453	$3,586,908	$793,855	$393,599	$196,732	$10,316,547
Beginning balance at original discount rates	5,296,183	3,845,648	765,964	380,082	191,272	10,479,149
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(27,386)	(15,495)	(8,151)	(3,975)	(834)	(55,841)
Adjusted balance at January 1, 2026	5,268,797	3,830,153	757,813	376,107	190,438	10,423,308
Issuances(1)	234,791	68,418	11,939	8,579	4,787	328,514
Interest accrual(2)	62,260	40,486	9,987	4,796	2,291	119,820
Benefit payments(3)	(111,620)	(40,156)	(24,471)	(7,418)	(5,020)	(188,685)
Effect of changes in the foreign exchange rate	—	—	—	(37)	—	(37)
Ending balance at original discount rates	5,454,228	3,898,901	755,268	382,027	192,496	10,682,920
Effect of change from original to current discount rates	(37,549)	(325,535)	14,993	6,859	2,415	(338,817)
Balance at March 31, 2026	$5,416,679	$3,573,366	$770,261	$388,886	$194,911	$10,344,103
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of March 31, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$61,035	$1,872,516	$447,480	$125,593	$(4,590)	$2,502,034
Effect of changes in discount rate assumptions	(3,406)	(219,265)	19,029	9,674	(230)	(194,198)
Other adjustments(1)	34,570	1,315	11,363	699	5,575	53,522
Net liability for future policy benefits, after other adjustments, at current discount rates	92,199	1,654,566	477,872	135,966	755	2,361,358
Reinsurance recoverable	(2,511)	—	(988)	—	—	(3,499)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$89,688	$1,654,566	$476,884	$135,966	$755	$2,357,859
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of March 31, 2026
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	1,857	1,980,373	428,053	135,645	(11,808)	2,534,120
Effect of changes in discount rate assumptions	(8,782)	(225,029)	14,107	7,590	(182)	(212,296)
Other adjustments(1)	77,590	694	15,577	647	12,553	107,061
Net liability for future policy benefits, after other adjustments, at current discount rates	70,665	1,756,038	457,737	143,882	563	2,428,885
Reinsurance recoverable	(1,976)	—	(674)	—	—	(2,650)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$68,689	$1,756,038	$457,063	$143,882	$563	$2,426,235
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Life Remeasurement Gain (Loss)—Experience:
American Income	$7,060	$4,179
Direct to Consumer	9,819	2,980
Liberty National	954	182
Other	1,107	1,184
Total Life Remeasurement Gain (Loss)—Experience	18,940	8,525

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	—	—
Direct to Consumer	—	—
Liberty National	—	—
Other	—	—
Total Life Remeasurement Gain (Loss)—Assumption Updates(1)	—	—

Total Life Remeasurement Gain (Loss)	18,940	8,525

Health Remeasurement Gain (Loss)—Experience:
United American	1,923	(3,820)
Family Heritage	2,558	1,836
Liberty National	834	1,183
American Income	656	1,249
Direct to Consumer	45	(4)
Total Health Remeasurement Gain (Loss)—Experience	6,016	444

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	—	—
Family Heritage	—	—
Liberty National	—	—
American Income	—	—
Direct to Consumer	—	—
Health Remeasurement Gain (Loss)—Assumption Updates(1)	—	—

Total Health Remeasurement Gain (Loss)	$6,016	$444
(1)Changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits occur annually, unless otherwise necessary. There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the three months ended March 31, 2026 and 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of March 31, 2026 and 2025:

	At Original Discount Rates		At Current Discount Rates
	As of March 31,		As of March 31,
	2026	2025	2026	2025
Life(1):
American Income	$5,290,725	$4,951,442	$5,520,359	$5,356,076
Direct to Consumer	3,343,456	3,197,663	3,627,606	3,567,833
Liberty National	2,311,295	2,302,287	2,320,755	2,357,161
Other	3,252,747	3,173,917	3,563,578	3,569,784
Net liability for future policy benefits—long duration life	14,198,223	13,625,309	15,032,298	14,850,854
Health(1):
United American	72,957	92,197	70,665	92,199
Family Heritage	1,980,710	1,872,606	1,756,038	1,654,566
Liberty National	442,831	458,182	457,737	477,872
American Income	136,224	126,186	143,882	135,966
Direct to Consumer	544	722	563	755
Net liability for future policy benefits—long duration health	2,633,266	2,549,893	2,428,885	2,361,358
Deferred profit liability	187,323	179,229	187,323	179,229
Deferred annuity	568,078	636,219	568,078	636,219
Interest sensitive life	708,729	720,269	708,729	720,269
Other	8,819	8,922	8,822	8,915
Total future policy benefits	$18,304,438	$17,719,841	$18,934,135	$18,756,844
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of March 31, 2026 and 2025:

	As of March 31,
	2026		2025
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.5%	5.7%	5.4%
Direct to Consumer	6.0%	5.6%	5.9%	5.4%
Liberty National	5.6%	5.6%	5.6%	5.4%
Other	6.2%	5.6%	6.2%	5.5%

Health
United American	5.1%	5.3%	5.1%	5.1%
Family Heritage	4.2%	5.4%	4.2%	5.2%
Liberty National	5.8%	5.4%	5.8%	5.3%
American Income	5.8%	5.3%	5.8%	5.1%
Direct to Consumer	5.1%	5.3%	5.1%	5.1%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of March 31, 2026 and 2025:

	As of March 31,
	2026		2025
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.19	21.92	22.67	22.59
Direct to Consumer	18.56	19.23	19.17	20.11
Liberty National	15.26	14.97	15.32	15.27
Other	15.48	15.99	15.90	16.74

Health
United American	12.42	11.05	11.70	10.60
Family Heritage	16.24	14.76	15.31	14.16
Liberty National	9.59	9.32	9.37	9.24
American Income	13.24	13.03	12.47	12.50
Direct to Consumer	12.42	11.05	11.70	10.60

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized on the Condensed Consolidated Statements of Operations for three months ended March 31, 2026 and 2025:

	Life
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$458,881	$75,200	$437,449	$70,993
Direct to Consumer	241,611	49,008	242,870	46,967
Liberty National	99,144	31,188	95,300	31,049
Other	49,363	48,967	49,914	47,285
Total	$848,999	$204,363	$825,533	$196,294

	Health
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$139,041	$420	$116,396	$1,049
Family Heritage	123,139	20,558	112,354	19,116
Liberty National	47,431	6,083	47,753	6,355
American Income	29,801	1,951	29,754	1,812
Direct to Consumer	5,041	—	4,136	—
Total	$344,453	$29,012	$310,393	$28,332
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts for three months ended March 31, 2026 and 2025:

	Life
	As of March 31, 2026			As of March 31, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$26,921,746	$15,186,466	$15,307,810	$25,905,546	$14,643,965	$14,852,317
PV of expected future net premiums	8,390,282	4,731,583	4,740,702	8,346,487	4,719,733	4,757,044
PV of expected future policy benefits	33,544,821	10,022,164	10,260,857	32,329,867	9,671,087	10,112,896

DTC
PV of expected future gross premiums	$17,254,089	$9,037,770	$9,243,111	$17,440,657	$9,119,222	$9,393,586
PV of expected future net premiums	10,067,844	5,303,589	5,431,703	10,487,810	5,512,271	5,686,115
PV of expected future policy benefits	25,660,408	8,646,842	9,059,095	25,953,052	8,709,934	9,253,740

Liberty National
PV of expected future gross premiums	$5,008,059	$2,916,980	$2,890,910	$4,865,443	$2,833,738	$2,827,949
PV of expected future net premiums	1,739,456	986,343	990,014	1,844,879	1,045,143	1,058,696
PV of expected future policy benefits	9,032,064	3,297,638	3,310,768	9,102,330	3,347,430	3,415,857

Other
PV of expected future gross premiums	$3,443,306	$1,770,835	$1,865,492	$3,595,733	$1,830,596	$1,946,761
PV of expected future net premiums	833,554	406,978	415,764	877,282	426,436	440,270
PV of expected future policy benefits	12,277,250	3,659,701	3,979,309	12,457,676	3,600,322	4,009,979

Total
PV of expected future gross premiums	$52,627,200	$28,912,051	$29,307,323	$51,807,379	$28,427,521	$29,020,613
PV of expected future net premiums	21,031,136	11,428,493	11,578,183	21,556,458	11,703,583	11,942,125
PV of expected future policy benefits	80,514,543	25,626,345	26,610,029	79,842,925	25,328,773	26,792,472

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $17.7 billion and $17.1 billion, as of March 31, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of March 31, 2026			As of March 31, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$13,070,849	$7,895,697	$7,853,610	$9,431,321	$5,798,787	$5,779,686
PV of expected future net premiums	9,036,083	5,452,371	5,423,604	6,522,325	4,005,620	3,993,693
PV of expected future policy benefits	9,125,080	5,454,228	5,416,679	6,644,012	4,066,655	4,051,322

Family Heritage
PV of expected future gross premiums	$7,687,714	$4,465,719	$4,247,355	$7,377,322	$4,282,970	$4,048,299
PV of expected future net premiums	3,288,161	1,918,528	1,818,022	3,236,121	1,888,954	1,777,351
PV of expected future policy benefits	7,684,497	3,898,901	3,573,366	7,307,684	3,761,470	3,430,602

Liberty National
PV of expected future gross premiums	$1,990,546	$1,267,561	$1,291,727	$2,018,796	$1,285,073	$1,314,976
PV of expected future net premiums	487,956	327,215	328,101	491,199	331,182	332,931
PV of expected future policy benefits	1,331,674	755,268	770,261	1,358,567	778,662	799,440

American Income
PV of expected future gross premiums	$2,001,385	$1,058,815	$1,082,465	$1,782,370	$998,794	$1,029,082
PV of expected future net premiums	464,828	246,382	245,651	404,090	226,852	227,273
PV of expected future policy benefits	825,910	382,027	388,886	717,506	352,445	362,540

Direct to Consumer
PV of expected future gross premiums	$423,910	$252,978	$256,788	$251,621	$159,881	$163,737
PV of expected future net premiums	343,496	204,304	206,901	213,954	135,412	138,383
PV of expected future policy benefits	317,375	192,496	194,911	209,022	130,822	133,563

Total
PV of expected future gross premiums	$25,174,404	$14,940,770	$14,731,945	$20,861,430	$12,525,505	$12,335,780
PV of expected future net premiums	13,620,524	8,148,800	8,022,279	10,867,689	6,588,020	6,469,631
PV of expected future policy benefits	19,284,536	10,682,920	10,344,103	16,236,791	9,090,054	8,777,467

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $6.7 billion and $5.8 billion as of March 31, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes the balances of, and changes in, policyholders’ account balances as of March 31, 2026 and 2025:

	Policyholders' Account Balances
	2026			2025
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds
Balance at January 1,	$711,687	$580,669	$532,047	$723,389	$656,573	$468,604
Issuances	—	186	—	—	171	—
Premiums and deposits received	5,049	4,069	186,814	5,250	3,766	86,885
Policy charges	(2,804)	—	—	(2,986)	—	—
Surrenders and withdrawals	(5,627)	(13,722)	(143,318)	(5,966)	(16,531)	(93,128)
Benefit payments	(7,251)	(7,776)	—	(8,329)	(12,831)	—
Interest credited	6,764	4,743	5,604	6,875	5,373	5,443
Other	911	(91)	(4,695)	2,036	(302)	(4,656)
Balance at March 31,	$708,729	$568,078	$576,452	$720,269	$636,219	$463,148

Weighted-average credit rate	3.86%	3.34%	4.11%	3.86%	3.37%	4.76%
Net amount at risk	$1,537,256	N/A	N/A	$1,636,687	N/A	N/A
Cash surrender value	$664,968	$568,078	$576,452	$674,838	$636,138	$463,148
(1) At March 31, 2026 and 2025, $389 million and $439 million, respectively, has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of March 31, 2026 and 2025:

	At March 31, 2026
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,014	$483,399
3.00%-3.99%	29,372	393,470	3,158
4.00%-4.99%	590,468	88,022	55,134
Greater than 5.00%	88,889	84,572	34,761
Total	$708,729	$568,078	$576,452
(1) At March 31, 2026, $389 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	At March 31, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$1,866	$368,459
3.00%-3.99%	29,408	455,618	3,145
4.00%-4.99%	601,367	178,735	55,767
Greater than 5.00%	89,494	—	35,777
Total	$720,269	$636,219	$463,148
(1) At March 31, 2025, $439 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three month periods ended March 31, 2026 and 2025:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	133,870	37,148	29,591	2,807	203,416
Amortization expense	(49,374)	(25,588)	(14,993)	(678)	(90,633)
Foreign exchange adjustment	1,282	—	—	—	1,282
Balance at March 31, 2025	$2,986,007	$1,792,790	$743,388	$292,635	$5,814,820

Balance at January 1, 2026	$3,248,907	$1,818,120	$790,987	$289,736	$6,147,750
Capitalizations	136,452	38,977	30,254	3,126	208,809
Amortization expense	(55,695)	(26,369)	(16,441)	(4,189)	(102,694)
Foreign exchange adjustment	(20)	—	—	—	(20)
Balance at March 31, 2026	$3,329,644	$1,830,728	$804,800	$288,673	$6,253,845

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	616	18,531	5,919	3,732	—	28,798
Amortization expense	(1,391)	(7,938)	(3,862)	(1,291)	(37)	(14,519)
Foreign exchange adjustment	—	—	—	73	—	73
Balance at March 31, 2025	$69,755	$506,712	$150,977	$78,833	$1,496	$807,773

Balance at January 1, 2026	$67,952	$543,379	$152,210	$86,446	$1,399	$851,386
Capitalizations	806	21,505	3,466	3,683	1	29,461
Amortization expense	(1,270)	(9,105)	(3,861)	(1,323)	(29)	(15,588)
Foreign exchange adjustment	—	—	—	16	—	16
Balance at March 31, 2026	$67,488	$555,779	$151,815	$88,822	$1,371	$865,275

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Life
American Income	$3,329,644	$2,986,007
Direct to Consumer	1,830,728	1,792,790
Liberty National	804,800	743,388
Other	288,673	292,635
Total DAC—Life	6,253,845	5,814,820

Health
United American	67,488	69,755
Family Heritage	555,779	506,712
Liberty National	151,815	150,977
American Income	88,822	78,833
Direct to Consumer	1,371	1,496
Total DAC—Health	865,275	807,773

Annuity	—	1,051
Total	$7,119,120	$6,623,644

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of period	$225,237	$210,994
Less reinsurance recoverables	(1,233)	(1,521)
Net balance at beginning of period	224,004	209,473
Incurred related to:
Current year	247,284	851,946
Prior years	(3,365)	(1,831)
Total incurred	243,919	850,115
Paid related to:
Current year	107,594	659,556
Prior years	124,764	176,028
Total paid	232,358	835,584
Net balance at end of period	235,565	224,004
Plus reinsurance recoverables	1,035	1,233
Balance at end of period	$236,600	$225,237

Below is the reconciliation of the liability of "Policy claims and other benefits payable" on the Condensed Consolidated Balance Sheets.

	March 31, 2026	December 31, 2025
Policy claims and other benefits payable:
Life insurance	$311,928	$315,595
Health insurance	236,600	225,237
Total	$548,528	$540,832

        GL Q1 2026 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at March 31, 2026 and December 31, 2025.

Pension Assets by Component at March 31, 2026

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$52,641	$—	$—	$52,641	8
Equity exchange traded fund(1)	328,164	—	—	328,164	50
U.S. Government and Agency	—	180,553	—	180,553	27
Other bonds	—	3	—	3	—
Guaranteed annuity contract(2)	—	46,454	—	46,454	7
Short-term investments	2,620	—	—	2,620	—
Other	1,127	—	—	1,127	—
	$384,552	$227,010	$—	611,562	92
Other long-term investments(3)				48,519	8
Total pension assets				$660,081	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of March 31, 2026, the Globe Life Inc. Pension Plan owned less than 1% of three long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q1 2026 FORM 10-Q

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

SERP: The following tables include premiums paid for COLI at March 31, 2026 and 2025 and investments of the Rabbi Trust at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Total investments:
COLI	$59,479	$59,008
Exchange traded funds	107,023	111,470
	$166,502	$170,478

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Pension Plans	$579,330	$597,695
SERP	79,449	79,093
Benefit obligation	$658,779	$676,788

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three month periods ended March 31, 2026 and 2025.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2026	2025
Service cost—benefits earned during the period	$6,837	$6,242
Interest cost on projected benefit obligation	9,611	9,025
Expected return on assets	(12,338)	(11,563)
Amortization:
Prior service cost	252	292
Actuarial (gain) loss	—	—
Net periodic benefit cost	$4,362	$3,996

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2026	2025
Basic weighted average shares outstanding	78,500,338	83,479,997
Weighted average dilutive options outstanding	1,240,187	1,000,116
Diluted weighted average shares outstanding	79,740,525	84,480,113

Antidilutive shares	131,267	635,610

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				March 31, 2026				December 31, 2025
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(2,055)	$547,945	$549,104	$547,748
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,275)	397,725	359,252	397,604
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,198)	246,802	247,225	246,692
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,675)	445,325	463,991	445,218
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,534)	123,466	108,704	123,461
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,506)	317,494	200,200	317,472
Term loan(2)	05/11/2023	08/15/2027	5.127%	250,000	(982)	249,018	249,018	248,890
Subtotal				2,350,000	(22,225)	2,327,775	2,177,494	2,327,085
Unamortized issuance costs(3)				—	(6,238)	(6,238)	—	(6,292)
Total long-term debt				2,350,000	(28,463)	2,321,537	2,177,494	2,320,793

Commercial paper				459,250	(2,203)	457,047	457,047	304,656
Total short-term debt				459,250	(2,203)	457,047	457,047	304,656

Total debt				$2,809,250	$(30,666)	$2,778,584	$2,634,541	$2,625,449
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of March 31, 2026, the Company was in full compliance with these covenants.

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

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $500 million of its 6.580% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.789% per annum on the unexercised portion of the facility. These fees are recorded in "Interest expense" on the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses. The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding accumulated other comprehensive income ("AOCI") falls below $1.85 billion, subject to certain adjustments. As of March 31, 2026, the Company had no senior note issuances under the Facility Agreement.

Commercial Paper: The following tables present selected information concerning our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Balance of commercial paper at end of period (par value)	$459,250	$306,000	$409,500
Annualized interest rate	4.02%	4.05%	5.13%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	425,750	579,000	475,500

Credit Facility—Commercial Paper Activity

	Three Months Ended March 31,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$373,981	$478,950
Daily-weighted average interest rate (annualized)	3.98%	5.08%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500
Commercial paper issued during period (par value)	759,250	586,000
Commercial paper matured during period (par value)	(606,000)	(595,500)
Net commercial paper issued (matured) during period (par value)	153,250	(9,500)

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $33.0 million in FHLB common stock as of March 31, 2026 and $32.5 million as of December 31, 2025. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

investments" on the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of March 31, 2026, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $969 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.8 billion. As of March 31, 2026, $482 million in funding agreements were outstanding with the FHLB, compared to $437 million as of December 31, 2025. This amount is included in "Other policyholders' funds" on the Condensed Consolidated Balance Sheets. The Company had no short-term borrowings from the FHLB as of March 31, 2026. Short-term borrowings were $70 million for the same period in 2025.

        GL Q1 2026 FORM 10-Q

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended March 31, 2026
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$459,200	54	$31,119	7	$490,319	38
Direct to Consumer	244,223	29	20,645	5	264,868	21
Liberty National	99,885	12	47,579	11	147,464	12
United American	1,720	—	194,426	47	196,146	15
Family Heritage	2,043	—	123,139	30	125,182	10
Other	46,134	5	—	—	46,134	4
Total	$853,205	100	$416,908	100	$1,270,113	100

Premium Income by Distribution Channel

	Three Months Ended March 31, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$437,866	53	$30,691	8	$468,557	39
Direct to Consumer	245,600	30	18,976	5	264,576	22
Liberty National	96,182	11	47,922	13	144,104	12
United American	1,592	—	159,848	43	161,440	13
Family Heritage	1,726	—	112,354	31	114,080	10
Other	46,897	6	—	—	46,897	4
Total	$829,863	100	$369,791	100	$1,199,654	100

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2026
	Life	Health	Investment	Consolidated
Revenue:
Premium	$853,205	$416,908	$—	$1,270,113
Net investment income	—	—	289,824	289,824
Segment revenue	853,205	416,908	289,824	1,559,937
Realized gains (losses)				(1,478)
Other income				1,160
Total consolidated revenue				$1,559,619

Expenses:
Policy obligations(1)	518,850	263,734	5,546	788,130
Required interest on reserves	(216,538)	(28,882)	247,624	2,204
Amortization of acquisition costs	102,694	15,588	—	118,282
Commissions	43,547	47,445	—	90,992
Premium taxes	17,773	8,223	—	25,996
Non-deferred acquisition costs	37,821	16,296	—	54,117
Segment profit or (loss)	$349,058	$94,504	$36,654	480,216

Insurance administrative expenses:
Salaries				35,379
Other employee costs				13,771
Information technology costs				21,872
Legal costs				3,192
Other administrative costs				20,072
Parent expense				3,533
Stock-based compensation expense				13,603
Interest expense				34,000
Legal proceedings				2,222
Other expenses				91
Annuity				(1,969)
Total expenses				1,225,487

Income before income taxes per Condensed Consolidated Statement of Operations				$334,132
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$829,863	$369,791	$—	$1,199,654
Net investment income	—	—	280,614	280,614
Segment revenue	829,863	369,791	280,614	1,480,268
Realized gains (losses)				85
Other income				69
Total consolidated revenue				$1,480,422

Expenses:
Policy obligations(1)	509,756	233,929	5,394	$749,079
Required interest on reserves	(208,536)	(28,286)	239,350	2,528
Amortization of acquisition costs	90,633	14,519	—	105,152
Commissions	45,567	42,887	—	88,454
Premium taxes	18,011	7,493	—	25,504
Non-deferred acquisition costs	37,168	14,528	—	51,696
Segment profit or (loss)	$337,264	$84,721	$35,870	457,855

Insurance administrative expenses:
Salaries				33,688
Other employee costs				10,301
Information technology costs				20,936
Legal costs				6,249
Other administrative costs				16,375
Parent expense				3,050
Stock-based compensation expense				12,019
Interest expense				34,992
Legal proceedings				6,128
Other expenses				—
Annuity				(1,810)
Total expenses				1,164,341

Income before income taxes per Condensed Consolidated Statement of Operations				$316,081
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q1 2026 FORM 10-Q

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

Assets by Segment

	March 31, 2026
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,663,607	$20,663,607
Accrued investment income	—	—	289,633	289,633
Deferred acquisition costs	6,253,845	865,275	—	7,119,120
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,563,454	$1,046,112	$20,953,240	28,562,806

Annuity and other corporate				2,403,045
Total assets				$30,965,851

	December 31, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,614,713	$20,614,713
Accrued investment income	—	—	272,818	272,818
Deferred acquisition costs	6,147,750	851,386	—	6,999,136
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,457,359	$1,032,223	$20,887,531	28,377,113

Annuity and other corporate				2,436,579
Total assets				$30,813,692

        GL Q1 2026 FORM 10-Q

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

        GL Q1 2026 FORM 10-Q

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

        GL Q1 2026 FORM 10-Q

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

Current Highlights.
•Net income as a return on equity (ROE) for the three months ended March 31, 2026 was 17.9% and net operating income as an ROE, excluding accumulated other comprehensive income(1), was 14.0%.
•Total premium increased 6% over the same period in the prior year. Life premium increased 3% for the period from $830 million in 2025 to $853 million in 2026. Health premium increased 13% to $417 million from $370 million over the prior-year period.
•Total net sales increased 22% over the same period in the prior year from $216 million in 2025 to $264 million in 2026. The average producing agent count across all of the exclusive agencies remained flat over the prior year.
•Book value per share increased 19% over the same period in the prior year from $64.50 to $77.03. Book value per share, excluding accumulated other comprehensive income(1), increased 12% over the prior year from $87.92 in 2025 to $98.56 in 2026.
•For the three months ended March 31, 2026, the Company repurchased 1.4 million shares of Globe Life Inc. common stock at a total cost of $203 million for an average share price of $141.24.

The following graphs represent net income and net operating income(1) for the three month periods ended March 31, 2026 and 2025.

Net Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$254,563
$270,526
2025
2026

Net Operating Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$259,337
$273,520
2025
2026

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
Net operating income as an ROE, excluding AOCI, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(1.7) billion and $(2.0) billion for the three months ended March 31, 2026 and 2025, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(21.53) and $(23.42) per share for the three months ended March 31, 2026 and 2025, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.
•Net income totaled $271 million during the three months ended March 31, 2026, compared with $255 million in the same period in 2025.
•On a diluted per common share basis, net income per common share for the three months ended March 31, 2026 increased 13% from $3.01 to $3.39.
•Net operating income was $274 million for the three months ended March 31, 2026, compared with $259 million for the same period in 2025.
•On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2026 increased from $3.07 to $3.43, a 12% increase.

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

        GL Q1 2026 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025	Change	%
Life insurance underwriting margin	$349,058	$337,264	$11,794	3
Health insurance underwriting margin	94,504	84,721	9,783	12
Excess investment income	36,654	35,870	784	2
Segment profit or (loss)	480,216	457,855	22,361	5

Annuity and other income	3,129	1,879	1,250	67
Administrative expense	(94,286)	(87,549)	(6,737)	8
Other corporate expense	(51,136)	(50,061)	(1,075)	2
Pre-tax total	337,923	322,124	15,799	5
Applicable taxes	(64,403)	(62,787)	(1,616)	3
Net operating income	273,520	259,337	14,183	5
Reconciling items, net of tax:
Realized gains (losses)	(1,167)	67	(1,234)
Other expenses	(72)	—	(72)
Legal proceedings	(1,755)	(4,841)	3,086
Net income	$270,526	$254,563	$15,963	6

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $12 million compared with the prior period, driven by premium growth and lower policy obligations as a percent of premium. Excess investment income increased $1 million compared with the prior period, as net investment income increased slightly primarily due to higher yields on fixed maturities and other long-term investments. The health segment experienced favorable underwriting margin as a result of higher premiums from strong growth in Medicare Supplement sales in addition to higher rates on individual Medicare Supplement policies.

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2026, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2026.

Total premium income rose 6% for the three months ended March 31, 2026 to $1.3 billion. Total net sales increased 22% to $264 million when compared with 2025. Total first-year collected premium (defined in the following section) increased 16% to $196 million for 2026, compared to $169 million in 2025.

Life insurance premium income increased 3% to $853 million over the prior-year total of $830 million. Life net sales increased 6% to $157 million for the first three months of 2026 as compared to the year-ago period. First-year collected life premium increased 2% to $116 million. Life underwriting margin, as a percent of premium, was flat at 41% for 2026. Underwriting margin increased to $349 million in 2026, compared to $337 million in 2025.

Health insurance premium income increased 13% to $417 million over the prior-year total of $370 million. Health net sales rose 58% to $106 million for the first three months of 2026. First-year collected health premium rose 46% to $80 million. Health underwriting margin, as a percent of premium, was 23% for 2026 unchanged from 2025. Health underwriting margin increased to $95 million for the first three months of 2026, compared to $85 million in 2025.

Excess investment income, the measure of profitability of our investment segment, increased 2% during the first three months of 2026 to $37 million from $36 million in 2025. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 10% to $0.46 from $0.42 when compared with the same period in 2025.

Insurance administrative expenses increased 8% primarily due to higher employee costs, which include salaries and other costs in addition to higher information technology expenses in 2026 when compared with the prior-year period. These expenses were 7.4% as a percent of premium for 2026, compared with 7.3% for 2025.

For the three months ended March 31, 2026, the Company repurchased 1.4 million shares of Globe Life Inc. common stock at a total cost of $203 million for an average share price of $141.24.

        GL Q1 2026 FORM 10-Q

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

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2026, life premium represented 67% of total premium and life underwriting margin represented 79% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$853,205	100	$829,863	100	$23,342	3

Policy obligations	518,850	61	509,756	61	9,094	2
Required interest on reserves	(216,538)	(26)	(208,536)	(25)	(8,002)	4
Net policy obligations	302,312	35	301,220	36	1,092	—
Amortization of acquisition costs	102,694	12	90,633	11	12,061	13
Commission expense	43,547	5	45,567	6	(2,020)	(4)
Premium taxes	17,773	2	18,011	2	(238)	(1)
Non-deferred acquisition costs	37,821	5	37,168	4	653	2
Total expense	504,147	59	492,599	59	11,548	2
Insurance underwriting margin	$349,058	41	$337,264	41	$11,794	3

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$209,008	46	$196,169	45	$12,839	7
Direct to Consumer	73,638	30	64,200	26	9,438	15
Liberty National	35,292	35	31,772	33	3,520	11
Other(1)	31,120	62	45,123	90	(14,003)	(31)
Total	$349,058	41	$337,264	41	$11,794	3
(1) Includes a gain of $14 million related to the recapture of reinsurance for three months ended March 31, 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$459,200	54	$437,866	53	$21,334	5
Direct to Consumer	244,223	28	245,600	30	(1,377)	(1)
Liberty National	99,885	12	96,182	11	3,703	4
Other	49,897	6	50,215	6	(318)	(1)
Total	$853,205	100	$829,863	100	$23,342	3
Annualized life premium in force was $3.44 billion at March 31, 2026, an increase of 3% over $3.34 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$101,337	65	$98,555	66	$2,782	3
Direct to Consumer	27,188	17	25,175	17	2,013	8
Liberty National	25,358	16	22,469	15	2,889	13
Other	3,488	2	2,152	2	1,336	62
Total	$157,371	100	$148,351	100	$9,020	6

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$78,376	67	$77,637	68	$739	1
Direct to Consumer	15,841	14	15,219	13	622	4
Liberty National	19,904	17	19,381	17	523	3
Other	2,350	2	1,868	2	482	26
Total	$116,471	100	$114,105	100	$2,366	2

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division is an exclusive agency that markets to members of labor unions and other affinity groups and continues to diversify its lead sources by utilizing internally generated leads, third-party internet vendor leads, and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 54% of the Company's March 31, 2026 total life premium. For the three months ended March 31, 2026, life premium was $459 million an increase of 5% when compared with the year ago period. For the three months ended March 31, 2026, the average monthly life premium issued per policy was $62 as compared to $59 for the same period in the prior year. Net sales were $101 million for the three months ended March 31, 2026, up from $99 million in the year-ago period. The underwriting margin, as a percent of premium, was 46% for the three months ended March 31, 2026 and 45% for the same period in the prior year.

The average producing agent count decreased 4% over the year-ago period driven by lower retention of new agents. While long term sales growth in this Division, and our other exclusive agencies is generally tied to expansion of the agency force, short-term declines in agent count provides an opportunity for improved sales productivity among veteran agents as they focus additional time on sales activities.

Below is the average producing agent count as of the indicated periods for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2026	2025	Amount	%
American Income	11,064	11,510	(446)	(4)

American Income Life continues to focus on growing and strengthening the agency force, with particular emphasis on strengthening agency middle-management growth. The Division has made considerable investments in both financial incentives and agent training, as well as in information technology. A customer relationship management (CRM) tool equips agents with intuitive dashboards to drive productivity across lead distribution, business conservation, and new agent recruiting. The Division also continues to enhance technology enabling the agency force to recruit, sell and train virtually. This has benefited our agents as a vast majority of sales are now generated through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of retention in our agency force.

The Direct to Consumer Division ("DTC") markets adult and juvenile life insurance across multiple channels including direct mail, insert media, and digital marketing using an integrated omnichannel approach where each channel supports and amplifies the others. Digital channels, including internet sales and inbound phone calls, continue to outpace direct mail in activity and growth.

DTC's long-term growth has been driven by consistent innovation and strong brand awareness. The Division also plays a valuable supporting role for our agency business, generating brand impressions, consumer inquiries and sales leads that convert into sales across our exclusive agency channels. Recent technology investments have meaningfully enhanced the underwriting process, improving the conversion of customer inquiries into sales, while new initiatives are continuously introduced to increase response rates, improve issue rates, and deliver a seamless customer experience.

The juvenile insurance market remains an important channel, though growth has slowed over recent quarters. It continues to serve as a valuable gateway for reaching the parents and grandparents of existing juvenile policyholders. These parents and grandparents have shown a higher likelihood of responding to direct-to-consumer life insurance offers compared to the general adult population, making future outreach to them a lower-cost opportunity to drive both adult and juvenile insurance sales.

DTC net sales increased 8% to $27 million for the three months ended March 31, 2026, compared to the year-ago period. This increase is the result of new underwriting tools and improved conversion of customer inquiries into sales, without incurring incremental underwriting risk. The Division has remained focused on improving profitability and underwriting margin improvement. DTC’s underwriting margin grew to $73.6 million or 30% of premium, for the three months ended March 31, 2026, compared to $64.2 million, or 26% of premium for the same period in 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

For the three months ended March 31, 2026, the average monthly life premium issued for DTC adults increased to $19 as compared to $17 for the same period in the prior year.

The Liberty National Division is an exclusive agency serving middle-income households and worksite customers with individual life insurance products. Recent investments in new sales technologies, combined with growth in agency middle management, are expected to drive continued sales momentum. Underwriting margin rose 11% from the year ago period to $35 million and premium increased 4% to $100 million. The underwriting margin as a percent of premium increased for the three months ended March 31, 2026, to 35%, compared to 33% in year-ago period. For the three months ended March 31, 2026, the average monthly life premium per policy issued increased compared to the prior year to $48 from $44.

Below is the average producing agent count for the three months ended March 31, 2026 and 2025 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2026	2025	Amount	%
Liberty National	4,031	3,688	343	9

The Liberty National Division's average producing agent count increased when compared with the prior-year comparable period. This Division continues to execute a long-term plan to grow through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this Division’s presence in larger geographic cities with less penetrated areas will help create long-term sustainable agency growth. The Division is also focused on expanding worksite business development capabilities among its agents. A CRM platform and enhanced analytical tools have strengthened worksite marketing efforts and improved productivity across the individual life market. As Liberty National continues to build momentum through technology adoption and recruiting initiatives, it anticipates sustained growth in recruiting activity, average producing agent count, and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $50 million of life premium income, or 6% of Globe Life's total life premium income in the three months ended March 31, 2026, and contributed 2% of net sales for the period. Life underwriting margin for Other agency distribution increased in the first quarter of 2025 due to the recapture of an unaffiliated reinsurance treaty, this non-recurring transaction led to an elevated underwriting margin as of March 31, 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, accident, intensive care, and other health products.

Health premium accounted for 33% of our total premium in 2026, while the health underwriting margin accounted for 21% of total underwriting margin. Health underwriting margin increased to $95 million compared to $85 million in the prior year. The Company continues to value the life insurance segment due to life’s long-term profitability and its greater contribution to excess investment income, and the health segment, as it provides a significant contribution to return on equity, as it does not require a substantial amount of up-front capital.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$416,908	100	$369,791	100	$47,117	13

Policy obligations	263,734	63	233,929	63	29,805	13
Required interest on reserves	(28,882)	(7)	(28,286)	(8)	(596)	2
Net policy obligations	234,852	56	205,643	55	29,209	14
Amortization of acquisition costs	15,588	4	14,519	4	1,069	7
Commission expense	47,445	11	42,887	12	4,558	11
Premium taxes	8,223	2	7,493	2	730	10
Non-deferred acquisition costs	16,296	4	14,528	4	1,768	12
Total expense	322,404	77	285,070	77	37,334	13
Insurance underwriting margin	$94,504	23	$84,721	23	$9,783	12

Net policy obligations amounted to 56% of premium for the three months ended March 31, 2026 compared to 55% in the year ago period.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$5,281	3	$1,617	1	$3,664	227
Family Heritage	43,745	36	39,249	35	4,496	11
Liberty National	25,670	54	25,982	54	(312)	(1)
American Income	18,771	60	19,389	63	(618)	(3)
Direct to Consumer	1,037	5	(1,516)	(8)	2,553	168
Total	$94,504	23	$84,721	23	$9,783	12

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$194,426	47	$159,848	43	$34,578	22
Family Heritage	123,139	30	112,354	31	10,785	10
Liberty National	47,579	11	47,922	13	(343)	(1)
American Income	31,119	7	30,691	8	428	1
Direct to Consumer	20,645	5	18,976	5	1,669	9
Total	$416,908	100	$369,791	100	$47,117	13

Premiums from Medicare Supplement products totaled $191 million, or 46%, for the three months ended March 31, 2026, compared to $162 million, or 44%, in the same period in the prior year. Premiums primarily related to limited-benefit supplemental health products comprise $226 million, or 54%, of the total health premiums for the three months ended March 31, 2026, compared with $208 million, or 56%, in the same period in the prior year.

Annualized health premium in force was $1.72 billion at March 31, 2026, an increase of 14% over $1.51 billion a year earlier.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$61,534	58	$27,708	41	$33,826	122
Family Heritage	32,713	31	26,816	40	5,897	22
Liberty National	6,968	6	7,198	11	(230)	(3)
American Income	4,317	4	4,870	7	(553)	(11)
Direct to Consumer	618	1	645	1	(27)	(4)
Total	$106,150	100	$67,237	100	$38,913	58

Health net sales related to limited-benefit supplemental health products and other health products comprise $76 million, or 72%, of the total health net sales for the three months ended March 31, 2026, compared with $48 million, or 72%, in the same period in the prior year. Medicare Supplement sales make up the remaining $30 million, or 28%, for 2026, compared to $19 million, or 28%, in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$42,316	53	$20,162	37	$22,154	110
Family Heritage	24,279	31	21,476	39	2,803	13
Liberty National	7,031	9	7,045	13	(14)	—
American Income	4,300	5	4,767	9	(467)	(10)
Direct to Consumer	1,575	2	1,089	2	486	45
Total	$79,501	100	$54,539	100	$24,962	46

First-year collected premium related to limited-benefit supplemental health products and other health products is $52 million, or 65%, of total first-year collected premium for the three months ended March 31, 2026, compared with $38 million, or 69%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $28 million, or 35%, for the three months ended March 31, 2026, compared to $17 million, or 31%, in the same period in the prior year.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent general agents and brokers who may also sell for other companies. The United American Division was Globe Life's largest health division in terms of health premium income, with net sales up 122% from the same period in the prior year.
This Division includes units that sell Medicare Supplement insurance to individuals through independent general agents and group retiree medical and other health insurance through brokers. The majority of the premium revenue comes from Medicare Supplement which has seen increased demand primarily due to the changes in the Medicare Advantage market. Underwriting margin as a percent of premium for the Division was 3% for the three months ended March 31, 2026 and 1% for the same period in 2025. The increase in underwriting margin as a percent of premium when compared to prior year is primarily attributable to premium from Medicare Supplement rate increases which were effective in 2025. We adjust premium rates periodically based upon an annual review of utilization and claim cost trends and submit proposed revisions for approval to the insurance department regulators. Approved premium rates generally become effective in the following year. For the United American Division, additional rate increases will be effective in the second quarter of 2026 from our annual rate review and approval process that are expected to improve margins over the remainder of the year.

The Family Heritage Division is an exclusive agency that primarily markets individual limited-benefit supplemental health insurance to small to medium-sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 36% for the three months ended March 31, 2026 and 35% for the same period in the prior year.
The Division experienced a 22% increase in health net sales as compared with the same three month period a year ago, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.
Below is the average producing agent count for the three months ended March 31, 2026 and 2025 for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2026	2025	Amount	%
Family Heritage	1,561	1,417	144	10

The average producing agent count increased 10% compared with the same period a year ago. Along with the Division's increased efforts to grow agent count, it is also focused on the further training and development of its agency middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of producing agents is the primary driver of future growth in sales, similar to our other exclusive agencies.

The Liberty National Division represented 11% of all Globe Life health premium income for the three months ended March 31, 2026. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $47.6 million for the three months ended March 31, 2026 down slightly from $47.9 million for the same period in 2025. Liberty National's first-year collected premium remained flat at $7.0 million in the three months ended March 31, 2026, compared with the same period in 2025. Health net sales for the three months ended March 31, 2026 fell 3% from the comparable period in 2025. For the three months ended March 31, 2026, underwriting margin as a percent of premium was 54%, unchanged from the same period in the prior year.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 12% of health premium for the three months ended March 31, 2026 and 13% for the same period in 2025.

        GL Q1 2026 FORM 10-Q

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

Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid for many years or even decades in the future. Since benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. Our core investment strategy is to primarily invest in high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support these obligations. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations. We also invest in commercial mortgage loans and other long-term investments to diversify risks and enhance risk-adjusted, capital-adjusted returns.

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Net investment income	$289,824	$280,614	$9,210	3
Interest on policy liabilities(1)	(253,170)	(244,744)	(8,426)	3
Excess investment income	$36,654	$35,870	$784	2

Excess investment income per diluted share	$0.46	$0.42	$0.04	10

Mean invested assets (at amortized cost)	$21,787,902	$21,435,420	$352,482	2
Average insurance policy liabilities	18,364,274	17,620,769	743,505	4
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $1 million, or 2%, compared with the year-ago period. Excess investment income per diluted common share was $0.46 for the three months ended March 31, 2026, an increase of 10% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2026 was $290 million, or 3% greater than the prior year quarter period. Mean invested assets increased 2% during the first three months of 2026 over the same period last year. Net investment income increased in the current period due to higher earned yields on fixed maturities, commercial mortgage loans and other investments compared to the prior year period. The effective annual yield earned on the fixed maturity portfolio was 5.32% in the first three months of 2026, compared to 5.25% for the comparable period in 2025. The earned yield on total long-term invested assets, which includes our fixed maturity, commercial mortgage loan and other long-term non-fixed maturity investments, was 5.50% for the first three months

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

of 2026 compared to 5.40% for the comparable period of 2025. While our core investments are fixed maturities, the Company also invests in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the three months ended March 31, 2026 was 6.96% compared with 6.53% in the prior year period. The higher earned yield on commercial mortgage loans is due to a lower number of non-accrual loans in the current quarter compared to the prior year period. The earned yield on limited partnership investments for the three months ended March 31, 2026 was 7.95%, the same as in the comparable prior-year period. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of March 31, 2026, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

The vast majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the original discount rate to be used to calculate the benefit reserve liability for all insurance policies issued that year. The liability reported on the Condensed Consolidated Balance Sheets is updated in subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to other comprehensive income.

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $8 million, or 3%, to $253 million, consistent with the 4% growth in average interest-bearing insurance policy liabilities.

Realized Gains and Losses. Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, exchanged, called, or experience a credit loss event, resulting in a realized gain or loss. Gains or losses are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The Company also has investments in certain limited partnerships, held under the fair value option, with fair value changes recognized in "Realized gains (losses)" on the Condensed Consolidated Statements of Operations.

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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2026		2025
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$197	$—	$11	$—
Matured or other redemptions(1)	(763)	(0.01)	612	0.01
Provision for credit losses	—	—	32	—
Fair value option—change in fair value	4,401	0.05	1,873	0.02
Mortgages	(111)	—	342	—
Other investments	(1,046)	(0.01)	(852)	(0.01)
Total realized gains (losses)—investments	2,678	0.03	2,018	0.02
Other gains (losses)(2)	(3,845)	(0.04)	(1,951)	(0.02)
Total realized gains (losses)	$(1,167)	$(0.01)	$67	$—
(1)During the three months ended March 31, 2026 and 2025, the Company recorded $281 thousand and $55.7 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in net realized gains (losses) of $0 and $42 thousand net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Investment Acquisitions. Globe Life's investment policy calls for a core investment strategy of investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally invest in securities with longer-term maturities because they more closely match the long-term nature of our life and health policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low.

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cost of acquisitions:
Investment-grade corporate securities	$376,015	$236,723
Investment-grade municipal securities	24,267	1,000
Other securities	18,471	7,122
Total fixed maturity acquisitions(1)	$418,753	$244,845

Effective annual yield (one year compounded)(2)	6.23%	6.41%
Average life (in years, to next call)	41.1	40.7
Average life (in years, to maturity)	42.1	43.1
Average rating	A	A-
(1)Fixed maturity acquisitions included unsettled trades of $1 million in 2026 and $12 million in 2025.
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

During the first three months of 2026 and 2025, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2026, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.32%, up approximately 7 basis point from the yield in the first three months of 2025. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2026, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while striving to maximize the risk-adjusted, capital-adjusted return.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In addition to the fixed maturity acquisitions, Globe Life invested in commercial mortgage loans and in other long-term investments. See Note—4 Investments for further discussion.

The following table summarizes Globe Life's other investment acquisitions of the following assets.

Other Investment Acquisitions
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Commercial mortgage loans:
Directly held	$58,519	$35,621
Limited partnerships	—	103
Total commercial mortgage loans	58,519	35,724

Other long-term investments:
Limited partnerships	11,453	15,728
Company-owned life insurance	75,000	—
Total other long-term investments	86,453	15,728

Common stock	1,574	502
Total	$146,546	$51,954

Since fixed maturities represent such a significant portion of our investment portfolio, 87% of total amortized cost, net of allowance for credit losses, at March 31, 2026, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2026	December 31, 2025	March 31, 2025
Average annual effective yield(1)	5.30%	5.29%	5.26%
Average life, in years, to:
Next call(2)	15.8	15.2	15.3
Maturity(2)	19.8	19.4	19.4
Effective duration to:
Next call(2,3)	8.7	8.7	8.8
Maturity(2,3)	10.5	10.5	10.6
(1)Weighted average annual effective yield as of the end of the period, on a tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
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

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2026 and December 31, 2025.

Fixed Maturities by Sector
March 31, 2026
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,968	$77	$—	$8,045	$2,960,137	$55,374	$(208,302)	$2,807,209	16	16
Banks	60,229	338	(2,014)	58,553	929,198	23,080	(46,604)	905,674	5	5
Other financial	74,975	—	(15,206)	59,769	1,166,746	12,947	(145,859)	1,033,834	6	6
Total financial	143,172	415	(17,220)	126,367	5,056,081	91,401	(400,765)	4,746,717	27	27
Industrial
Energy	44,480	166	(3,611)	41,035	1,320,423	38,849	(64,710)	1,294,562	7	7
Basic materials	41,631	—	(9,755)	31,876	1,102,518	22,259	(99,836)	1,024,941	6	6
Consumer, non-cyclical	—	—	—	—	2,176,915	14,466	(242,063)	1,949,318	11	11
Other industrials	25,000	—	(3,974)	21,026	1,107,248	21,248	(88,710)	1,039,786	6	6
Communications	20,229	226	(4,622)	15,833	822,469	12,421	(90,838)	744,052	4	4
Transportation	—	—	—	—	653,572	11,639	(36,443)	628,768	3	4
Consumer, cyclical	89,706	—	(24,056)	65,650	392,333	3,765	(53,834)	342,264	2	2
Technology	50,267	645	—	50,912	343,885	765	(70,942)	273,708	2	2
Total industrial	271,313	1,037	(46,018)	226,332	7,919,363	125,412	(747,376)	7,297,399	41	42
Utilities	58,201	—	(6,505)	51,696	2,170,151	50,658	(113,923)	2,106,886	11	12
Total corporates	472,686	1,452	(69,743)	404,395	15,145,595	267,471	(1,262,064)	14,151,002	79	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	917,648	4,814	(187,687)	734,775	5	4
Revenues	1,960	—	(251)	1,709	2,486,009	22,760	(358,914)	2,149,855	13	12
Total states, municipalities, and political divisions	1,960	—	(251)	1,709	3,403,657	27,574	(546,601)	2,884,630	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	465,510	89	(37,613)	427,986	2	2
Other asset-backed securities	35,945	217	(28)	36,134	115,326	699	(267)	115,758	1	1
Total fixed maturities	$510,591	$1,669	$(70,022)	$442,238	$19,130,088	$295,833	$(1,846,545)	$17,579,376	100	100

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2025
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,978	$119	$—	$8,097	$2,898,137	$80,468	$(175,533)	$2,803,072	16	16
Banks	60,268	278	(2,738)	57,808	916,529	31,873	(37,643)	910,759	5	5
Other financial	74,975	—	(7,670)	67,305	1,167,521	21,764	(120,790)	1,068,495	6	6
Total financial	143,221	397	(10,408)	133,210	4,982,187	134,105	(333,966)	4,782,326	27	27
Industrial
Energy	44,500	55	(3,120)	41,435	1,313,734	50,113	(56,624)	1,307,223	7	7
Basic materials	41,620	—	(9,835)	31,785	1,116,746	29,964	(91,011)	1,055,699	6	6
Consumer, non-cyclical	—	—	—	—	2,092,995	23,547	(198,498)	1,918,044	11	11
Other industrials	25,000	—	(4,187)	20,813	1,096,807	27,723	(78,215)	1,046,315	6	6
Communications	20,258	263	(3,709)	16,812	800,452	16,981	(80,227)	737,206	4	4
Transportation	—	—	—	—	618,817	15,863	(30,939)	603,741	3	4
Consumer, cyclical	104,813	133	(19,375)	85,571	407,404	6,353	(44,746)	369,011	2	2
Technology	50,270	3,545	—	53,815	340,930	4,620	(65,103)	280,447	2	2
Total industrial	286,461	3,996	(40,226)	250,231	7,787,885	175,164	(645,363)	7,317,686	41	42
Utilities	58,199	110	(6,118)	52,191	2,093,010	71,582	(93,086)	2,071,506	11	12
Total corporates	487,881	4,503	(56,752)	435,632	14,863,082	380,851	(1,072,415)	14,171,518	79	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	917,006	5,961	(179,707)	743,260	5	4
Revenues	1,961	—	(210)	1,751	2,468,427	20,994	(352,055)	2,137,366	13	12
Total states, municipalities, and political divisions	1,961	—	(210)	1,751	3,385,433	26,955	(531,762)	2,880,626	18	16
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	456,618	299	(33,518)	423,399	2	2
Other asset-backed securities	31,490	136	—	31,626	112,034	1,877	(112)	113,799	1	1
Total fixed maturities	$521,332	$4,639	$(56,962)	$469,009	$18,817,167	$409,982	$(1,637,807)	$17,589,342	100	100

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of March 31, 2026, representing 79% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2026, the total fixed maturity portfolio consisted of 1,015 issuers.

Fixed maturities had a fair value of $17.6 billion at March 31, 2026, compared to $17.6 billion at December 31, 2025. The net unrealized loss position in the fixed-maturity portfolio increased from $1.2 billion at December 31, 2025 to $1.6 billion at March 31, 2026 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at March 31, 2026 and December 31, 2025, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at March 31, 2026 and December 31, 2025, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At March 31, 2026
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$965,197	5	$875,560	5
AA	3,493,145	18	2,952,055	17
A	6,304,310	33	5,928,237	33
BBB+	3,244,712	17	3,064,642	17
BBB	3,514,131	18	3,310,161	19
BBB-	1,098,002	6	1,006,483	6
Total investment grade	18,619,497	97	17,137,138	97	A

Below investment grade:
BB	450,819	3	392,365	2
B	55,614	—	45,966	1
Below B	4,158	—	3,907	—
Total below investment grade	510,591	3	442,238	3	BB
	$19,130,088	100	$17,579,376	100

Weighted average composite quality rating					A-

        GL Q1 2026 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2025. Fixed maturities rated BBB are 41% of the total portfolio at March 31, 2026, down from 42% at December 31, 2025. While this ratio may be high relative to our peers, it is at its lowest level since 2003 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of March 31, 2026. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets. Our allocation to BBB rated bonds has decreased over the past few years as we have found better risk-adjusted, capital-adjusted value in higher-rated bonds.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses, is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$521,332	$529,120
Downgrades by rating agencies	—	5,074
Upgrades by rating agencies	—	(30,555)
Dispositions	(16,026)	(916)
Acquisitions	4,455	4,024
Provision for credit losses	—	36
Amortization and other	830	(424)
Balance at end of period	$510,591	$506,359

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of March 31, 2026.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2026		2025		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$35,379	2.8	$33,688	2.8	$1,691	5
Other employee costs	13,771	1.1	10,301	0.9	3,470	34
Information technology costs	21,872	1.7	20,936	1.7	936	4
Legal costs	3,192	0.2	6,249	0.5	(3,057)	(49)
Other administrative costs	20,072	1.6	16,375	1.4	3,697	23
Total insurance administrative expenses	94,286	7.4	87,549	7.3	6,737	8

Parent company expense	3,533		3,050		483
Stock compensation expense	13,603		12,019		1,584
Legal proceedings	2,222		6,128		(3,906)
Other expenses	91		—		91
Total operating expenses, per Condensed Consolidated Statements of Operations	$113,735		$108,746		$4,989	5

Total operating expenses for March 31, 2026 increased in comparison with the prior year primarily due to increases in insurance administrative expenses. Insurance administrative expenses increased $7 million primarily due to higher employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.4% for the three months ended March 31, 2026 and 7.3% for the comparable period in 2025.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. At March 31, 2026, we had $911 million remaining under the authorization to repurchase. Since implementing our share repurchase program in 1986, we have used $11.2 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other alternatives and we expect to continue this program into the future.

Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Share repurchases were made in the first quarter of 2026 with anticipation of the expected cashflows for the year.

The following table summarizes share repurchases for the three month periods ended March 31, 2026 and 2025.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026			2025
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	1,440	$203,403	$141.24	1,451	$176,546	$121.70
Option exercise proceeds	245	35,203	143.50	700	86,624	123.76
Total	1,685	$238,606	$141.57	2,151	$263,170	$122.37
(1)Excludes excise tax on the repurchase of treasury stock of $1.9 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

        GL Q1 2026 FORM 10-Q

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

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2026	2025	Projected 2026	2025
Liquidity Sources:
Dividends from Subsidiaries	$115,390	$23,260	$700,000—$740,000	$815,741
Excess Cash Flows(1)	97,019	196,678	650,000—700,000	890,311
(1)Excess cash flows are reported gross of shareholder dividends. For the three months ended March 31, 2026 and 2025, shareholder dividends were $21 million and $20 million, respectively. For the twelve months ended December 31, 2026, we project approximately $88 million in shareholder dividends, compared to the $86 million paid in 2025.

Subsidiary dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding net realized capital gains. Dividends from subsidiaries and excess cash flows are projected to be lower for the full-year of 2026 than received in 2025 due to increased excess cash flows in 2025 from extraordinary dividends totaling $272 million. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, and a revolving credit facility.

The Company has access to a P-CAP Facility Agreement that provides us with the right to sell at any time to the Trust up to $500 million of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). Our capacity under the agreement is based on the value of the Strips which was $499.8 million as of March 31, 2026. We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance Right.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At March 31, 2026, the Company had no senior note issuances under the Facility Agreement.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of March 31, 2026, we had available $426 million of additional borrowing capacity under this facility, compared to $476 million a year earlier. As of March 31, 2026, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q1 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2026	December 31, 2025	March 31, 2025
Balance of commercial paper at end of period (par value)	$459,250	$306,000	$409,500
Annualized interest rate	4.02%	4.05%	5.13%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	425,750	579,000	475,500

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$373,981	$478,950
Daily-weighted average interest rate (annualized)	3.98%	5.08%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500

The Company increased commercial paper borrowings by $153 million since year end. The increase is related to the timing of dividends from subsidiaries to the Parent Company relative to cash needs.

The Parent Company expects to have readily available funds for 2026 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to the issuance of debt and intercompany borrowings. The Parent Company had access to $85 million of liquid assets available as of March 31, 2026. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows from operations were $421 million in the first three months of 2026, compared with $432 million in the same period of 2025. The decrease is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $191 million during the first three months of 2026. The Parent Company has in place a revolving credit facility and a P-CAPS facility. See Note 11—Debt for further details. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $439 million at March 31, 2026, compared with $459 million at December 31, 2025. In addition to these liquid assets, $18 billion (fair value at March 31, 2026) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.8 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility, FHLB and P-CAPS facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Borrowings. At March 31, 2026, the outstanding long-term debt at book value was $2.3 billion unchanged from December 31, 2025.

Selected Information about Debt Issues
As of March 31, 2026
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$547,945	$549,104
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,725	359,252
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,802	247,225
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	445,325	463,991
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,466	108,704
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,494	200,200
Term loan(2)	05/11/2023	08/15/2027	5.127%	quarterly	250,000	249,018	249,018
Subtotal					2,350,000	2,327,775	2,177,494
Unamortized issuance costs(3)					—	(6,238)	—
Total long-term debt					2,350,000	2,321,537	2,177,494

FHLB borrowings					—	—	—
Commercial paper					459,250	457,047	457,047
Total short-term debt					459,250	457,047	457,047

Total debt					$2,809,250	$2,778,584	$2,634,541
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	%
Interest on funded debt	$23,650	$23,553	$97	—
Interest on term loans	3,411	3,889	(478)	(12)
Interest on short-term debt	4,649	7,550	(2,901)	(38)
Other	2,290	—	2,290
Financing costs	$34,000	$34,992	$(992)	(3)

During the first three months of 2026, financing costs decreased 3% compared to the prior year. The decrease in financing costs is primarily due to lower average balances in short-term debt in the current year. Other financing costs increased due to the P-CAPS facility fee. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Subsidiary Capital: The National Association of Insurance Commissioners has established a risk-based factor approach for determining threshold risk-based capital levels for all U.S. insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital ratio is typically determined by dividing adjusted total statutory capital by the amount of RBC determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving its capital levels (this level is commonly referred to as “Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life targets a consolidated Company Action Level RBC ratio of 300% to 320% for our U.S. insurance subsidiaries. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2025, our consolidated Company Action Level RBC ratio was 316%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

In addition, our Bermuda-based insurance subsidiaries are subject to regulation in Bermuda and the BMA has capital requirements and solvency standards including limitations on dividends or distributions to shareholders. Our Bermuda subsidiaries' level of capitalization exceeded the required minimum solvency margins for the year ended 2025.

Shareholders' Equity: Shareholders’ equity was $6.1 billion at March 31, 2026. This compares with $6.0 billion at December 31, 2025 and $5.4 billion at March 31, 2025. During the three months since December 31, 2025, shareholders’ equity increased as a result of net income of $271 million during the first three months of 2026, but was offset by share repurchases of $203 million and an additional $35 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $71 million primarily due to changes in interest rates and discount rates over the period.

On February 26, 2026, the Parent Company announced that it had declared a quarterly dividend of $0.33 per share, an increase of 22% from the previous amount of $0.27 per share. This dividend was paid on May 1, 2026.

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

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policy liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on income tax, are reflected directly in shareholders’ equity in AOCI. Changes in the fair value of the portfolio can result from changes in market rates.

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

        GL Q1 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturity investments and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effects of AOCI when analyzing our balance sheet, capital structure, and financial ratios.

        GL Q1 2026 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2026.

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

As of the end of the fiscal quarter completed March 31, 2026, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended March 31, 2026, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

        GL Q1 2026 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2026

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	498,473	$139.73	498,473	—
February 1-28, 2026	510,262	144.21	510,262	—
March 1-31, 2026	676,673	140.94	676,673	—

Item 5. Other Information

(c) Trading arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q1 2026 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
10.1	Globe Life Inc. 2026 Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q1 2026 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: May 7, 2026	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: May 7, 2026	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: May 7, 2026	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q1 2026 FORM 10-Q