Form 10-Q
period 2026-06-30
GLOBE LIFE INC.
filed 2026-08-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $1.00 Par Value	76,849,447
GL Q2 2026 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q2 2026 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2026—$19,307,295; 2025—$18,820,464, allowance for credit losses: 2026— $3,297; 2025— $3,297)	$17,940,189	$17,589,342
Mortgage loans	425,513	428,517
Policy loans	758,676	741,375
Other long-term investments (includes: 2026—$1,097,834; 2025—$1,109,719 under the fair value option)	1,466,858	1,396,064
Short-term investments	198,327	314,711
Total investments	20,789,563	20,470,009
Cash	257,054	144,704
Accrued investment income	281,470	272,818
Other receivables	818,819	768,592
Deferred acquisition costs	7,230,169	6,999,136
Goodwill	490,446	490,446
Other assets	1,694,998	1,667,987
Total assets	$31,562,519	$30,813,692
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2026—$18,454,909; 2025—$18,129,506)	$19,286,395	$19,169,687
Unearned and advance premium	282,270	270,663
Policy claims and other benefits payable	544,548	540,832
Other policyholders' funds	577,940	532,047
Total policy liabilities	20,691,153	20,513,229
Current and deferred income taxes	887,075	859,628
Short-term debt	277,953	304,656
Long-term debt (estimated fair value: 2026—$2,504,936; 2025—$2,225,320)	2,665,296	2,320,793
Other liabilities	885,227	840,807
Total liabilities	25,406,704	24,839,113
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2026 and 2025	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2026—92,218,183 issued; 2025—92,218,183 issued)	92,218	92,218
Additional paid-in-capital	536,347	536,363
Accumulated other comprehensive income (loss)	(1,721,729)	(1,771,444)
Retained earnings	9,037,395	8,546,807
Treasury stock, at cost: (2026—15,164,175 shares; 2025—13,125,082 shares)	(1,788,416)	(1,429,365)
Total shareholders' equity	6,155,815	5,974,579
Total liabilities and shareholders' equity	$31,562,519	$30,813,692
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Life premium	$860,767	$839,544	$1,713,972	$1,669,407
Health premium	436,855	378,099	853,763	747,890
Total premium	1,297,622	1,217,643	2,567,735	2,417,297
Net investment income	293,820	282,169	583,644	562,783
Realized gains (losses)	7,138	(18,574)	5,660	(18,489)
Other income	1,150	49	2,310	118
Total revenue	1,599,730	1,481,287	3,159,349	2,961,709

Benefits and expenses:
Life policyholder benefits(1)	513,959	519,355	1,032,809	1,029,111
Health policyholder benefits(2)	277,012	229,924	540,746	463,853
Other policyholder benefits	7,280	6,719	14,280	13,799
Total policyholder benefits	798,251	755,998	1,587,835	1,506,763

Amortization of deferred acquisition costs	120,537	111,401	238,819	216,916
Commissions, premium taxes, and non-deferred acquisition costs	173,754	157,411	343,640	321,734
Other operating expense	116,251	108,293	229,986	217,039
Interest expense	36,050	34,885	70,050	69,877
Total benefits and expenses	1,244,843	1,167,988	2,470,330	2,332,329

Income before income taxes	354,887	313,299	689,019	629,380
Income tax benefit (expense)	(67,140)	(60,550)	(130,746)	(122,068)
Net income	$287,747	$252,749	$558,273	$507,312

Basic net income per common share	$3.71	$3.09	$7.16	$6.13

Diluted net income per common share	$3.65	$3.05	$7.04	$6.07
(1)Net of total remeasurement gain of $23.5 million before tax for the three months ended June 30, 2026 and a total remeasurement gain of $16.7 million before tax for the same period in 2025. Net of total remeasurement gain of $42.4 million before tax for the six months ended June 30, 2026 and a total remeasurement gain of $25.3 million before tax for the same period in 2025.
(2)Net of total remeasurement gain of $1.3 million before tax for the three months ended June 30, 2026 and a total remeasurement gain of $3.9 million before tax for the same period in 2025. Net of total remeasurement gain of $7.3 million before tax for the six months ended June 30, 2026 and a total remeasurement gain of $4.3 million before tax for the same period in 2025.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$287,747	$252,749	$558,273	$507,312

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	190,472	(134,318)	(130,773)	80,810
Other reclassification adjustments included in net income	(4,616)	10,603	(6,185)	7,262
Foreign exchange adjustment on fixed maturities recorded at fair value	1,047	(1,328)	974	(1,758)
Total unrealized investment gains (losses)	186,903	(125,043)	(135,984)	86,314
Less applicable tax (expense) benefit	(39,249)	26,264	28,556	(18,123)
Unrealized gains (losses) on investments, net of tax	147,654	(98,779)	(107,428)	68,191

Future Policy Benefits:
Change in discount rate on future policy benefits	(201,807)	92,229	208,644	(47,123)
Less applicable tax (expense) benefit	42,378	(19,367)	(43,815)	9,896
Future policy benefit adjustments, net of tax	(159,429)	72,862	164,829	(37,227)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(11,707)	16,300	(11,417)	18,721
Less applicable tax (expense) benefit	2,458	(3,425)	2,398	(3,933)
Foreign exchange translation adjustments, other than securities, net of tax	(9,249)	12,875	(9,019)	14,788

Pension:
Pension adjustments	107	59	1,687	127
Less applicable tax (expense) benefit	(21)	(12)	(354)	(27)
Pension adjustments, net of tax	86	47	1,333	100

Other comprehensive income (loss)	(20,938)	(12,995)	49,715	45,852
Comprehensive income (loss)	$266,809	$239,754	$607,988	$553,164

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$—	$92,218	$536,363	$(1,771,444)	$8,546,807	$(1,429,365)	$5,974,579
Comprehensive income (loss)	—	—	—	70,653	270,526	—	341,179
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,697)	—	(25,697)
Acquisition of treasury stock	—	—	—	—	—	(240,465)	(240,465)
Stock-based compensation	—	—	(12,134)	—	—	25,737	13,603
Exercise of stock options	—	—	—	—	(5,244)	26,641	21,397
Balance at March 31, 2026	—	92,218	524,229	(1,700,791)	8,786,392	(1,617,452)	6,084,596
Comprehensive income (loss)	—	—	—	(20,938)	287,747	—	266,809
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,426)	—	(25,426)
Acquisition of treasury stock	—	—	—	—	—	(274,722)	(274,722)
Stock-based compensation	—	—	12,118	—	—	4,856	16,974
Exercise of stock options	—	—	—	—	(11,318)	98,902	87,584
Balance at June 30, 2026	$—	$92,218	$536,347	$(1,721,729)	$9,037,395	$(1,788,416)	$6,155,815

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520
Comprehensive income (loss)	—	—	—	58,847	254,563	—	313,410
Common dividends declared ($0.2700 per share)	—	—	—	—	(22,383)	—	(22,383)
Acquisition of treasury stock	—	—	—	—	—	(264,544)	(264,544)
Stock-based compensation	—	—	(3,754)	—	—	15,773	12,019
Exercise of stock options	—	—	—	—	(9,753)	91,147	81,394
Balance at March 31, 2025	—	97,218	524,041	(1,970,873)	8,224,948	(1,449,918)	5,425,416
Comprehensive income (loss)	—	—	—	(12,995)	252,749	—	239,754
Common dividends declared ($0.2700 per share)	—	—	—	—	(21,869)	—	(21,869)
Acquisition of treasury stock	—	—	—	—	—	(250,311)	(250,311)
Stock-based compensation	—	—	14,009	—	—	34	14,043
Exercise of stock options	—	—	—	—	(1,935)	13,932	11,997
Balance at June 30, 2025	$—	$97,218	$538,050	$(1,983,868)	$8,453,893	$(1,686,263)	$5,419,030

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash provided from (used for) operating activities	$735,000	$739,813

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	75,713	272,067
Fixed maturities available for sale—matured or other redemptions	242,641	132,253
Mortgage loans	36,430	3,437
Other long-term investments	98,959	25,939
Total investments sold or matured	453,743	433,696
Acquisition of investments:
Fixed maturities—available for sale	(812,686)	(511,297)
Mortgage loans	(83,698)	(66,686)
Other long-term investments	(153,345)	(53,799)
Total investments acquired	(1,049,729)	(631,782)
Net (increase) decrease in policy loans	(17,301)	(18,952)
Net (increase) decrease in short-term investments	116,384	(31,689)
Additions to property and equipment	(41,406)	(24,687)
Investments in low-income housing interests	(14,823)	(30,569)
Cash provided from (used for) investing activities	(553,132)	(303,983)

Cash provided from (used for) financing activities:
Issuance of common stock	108,981	93,391
Cash dividends paid to shareholders	(47,052)	(42,524)
Proceeds from issuance of debt	350,000	—
Payment for debt issuance costs	(7,042)	—
Net borrowing from Federal Home Loan Bank (FHLB)	—	70,000
Net borrowing (repayment) of commercial paper	(93,103)	26,983
Proceeds from commercial paper with original maturities greater than 90 days	187,522	361,118
Repayment of commercial paper with original maturities greater than 90 days	(121,122)	(408,962)
Acquisition of treasury stock	(515,187)	(514,855)
Net receipts (payments) from deposit-type products	59,287	59,600
Cash provided from (used for) financing activities	(77,716)	(355,249)

Effect of foreign exchange rate changes on cash	8,198	(6,784)
Net increase (decrease) in cash	112,350	73,797
Cash at beginning of year	144,704	165,325
Cash at end of period	$257,054	$239,122

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2026 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2026, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2026 and 2025. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2026.

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

Held for Sale: In connection with the Company's relocation of its home office operations, management committed to a plan to sell its building located at 3700 Stonebridge Drive, McKinney, Texas (the "Stonebridge Building").

During the second quarter of 2026, management assessed all held-for-sale criteria and concluded that all criteria have been satisfied. Accordingly, the Stonebridge Building has been classified as an asset held for sale in "Other assets" on the Company's Condensed Consolidated Balance Sheets as of June 30, 2026. Upon classification, depreciation of the asset ceased. Book value of the building, land and improvements was approximately $27.9 million as of June 30, 2026. The asset is measured at the lower of its carrying amount or fair value less costs to sell. The Company has executed a purchase agreement related to the Stonebridge Building for a purchase price of $34.0 million, with the sale expected to occur by the end of the year. Based on management's review of the purchase price and estimated selling costs, no impairment loss was recognized upon classification. Operating expenses associated with the Stonebridge Building are expected to continue with the planned wind-down of operations and maintenance activities at the property.

        GL Q2 2026 FORM 10-Q

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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (Loss)

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2026	$(1,225,064)	$(497,370)	$(8,814)	$30,457	$(1,700,791)
Other comprehensive income (loss) before reclassifications, net of tax	151,301	(159,429)	(9,249)	—	(17,377)
Reclassifications, net of tax	(3,647)	—	—	86	(3,561)
Other comprehensive income (loss)	147,654	(159,429)	(9,249)	86	(20,938)
Balance at June 30, 2026	$(1,077,410)	$(656,799)	$(18,063)	$30,543	$(1,721,729)

	Three Months Ended June 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2025	$(1,152,648)	$(819,131)	$(19,844)	$20,750	$(1,970,873)
Other comprehensive income (loss) before reclassifications, net of tax	(107,155)	72,862	12,875	—	(21,418)
Reclassifications, net of tax	8,376	—	—	47	8,423
Other comprehensive income (loss)	(98,779)	72,862	12,875	47	(12,995)
Balance at June 30, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)

	Six Months Ended June 30, 2026
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2026	$(969,982)	$(821,628)	$(9,044)	$29,210	$(1,771,444)
Other comprehensive income (loss) before reclassifications, net of tax	(102,542)	164,829	(9,019)	—	53,268
Reclassifications, net of tax	(4,886)	—	—	1,333	(3,553)
Other comprehensive income (loss)	(107,428)	164,829	(9,019)	1,333	49,715
Balance at June 30, 2026	$(1,077,410)	$(656,799)	$(18,063)	$30,543	$(1,721,729)

	Six Months Ended June 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	62,454	(37,227)	14,788	—	40,015
Reclassifications, net of tax	5,737	—	—	100	5,837
Other comprehensive income (loss)	68,191	(37,227)	14,788	100	45,852
Balance at June 30, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three and six month periods ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
Component Line Item	2026	2025	2026	2025
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(2,464)	$12,837	$(1,747)	$12,009	Realized (gains) losses
Amortization of (discount) premium	(2,152)	(2,234)	(4,438)	(4,747)	Net investment income
Total before tax	(4,616)	10,603	(6,185)	7,262
Tax	969	(2,227)	1,299	(1,525)	Income taxes
Total after-tax	(3,647)	8,376	(4,886)	5,737
Pension adjustments:
Amortization of prior service cost	253	292	505	584	Other operating expense
Amortization of actuarial (gain) loss	(146)	(233)	1,182	(457)	Other operating expense
Total before tax	107	59	1,687	127
Tax	(21)	(12)	(354)	(27)	Income taxes
Total after-tax	86	47	1,333	100
Total reclassification (after-tax)	$(3,561)	$8,423	$(3,553)	$5,837

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At June 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$418,056	$—	$5	$(31,097)	$386,964	2
States, municipalities, and political subdivisions	3,425,038	—	22,865	(479,879)	2,968,024	17
Foreign governments	46,371	—	329	(7,699)	39,001	—
Corporates, by sector:
Industrials	8,015,069	—	141,850	(684,998)	7,471,921	42
Financial	5,051,600	—	92,973	(367,486)	4,777,087	26
Utilities	2,202,223	—	52,705	(103,774)	2,151,154	12
Total corporates	15,268,892	—	287,528	(1,156,258)	14,400,162	80
Other asset-backed securities	148,938	(3,297)	565	(168)	146,038	1
Total fixed maturities	$19,307,295	$(3,297)	$311,292	$(1,675,101)	$17,940,189	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$409,170	$—	$161	$(25,478)	$383,853	2
States, municipalities, and political subdivisions	3,385,433	—	26,955	(531,762)	2,880,626	16
Foreign governments	47,448	—	138	(8,040)	39,546	—
Corporates, by sector:
Industrials	7,787,885	—	175,164	(645,363)	7,317,686	42
Financial	4,982,187	—	134,105	(333,966)	4,782,326	27
Utilities	2,093,010	—	71,582	(93,086)	2,071,506	12
Total corporates	14,863,082	—	380,851	(1,072,415)	14,171,518	81
Other asset-backed securities	115,331	(3,297)	1,877	(112)	113,799	1
Total fixed maturities	$18,820,464	$(3,297)	$409,982	$(1,637,807)	$17,589,342	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $354 million and $313 million in fixed maturities at June 30, 2026 and December 31, 2025, respectively.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2026, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2026
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$188,169	$188,860
Due after one year through five years	786,743	801,418
Due after five years through ten years	1,918,894	1,949,955
Due after ten years through twenty years	9,027,667	8,459,979
Due after twenty years	7,236,877	6,393,932
Mortgage-backed and asset-backed securities	145,648	146,045
	$19,303,998	$17,940,189

Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2026 and 2025 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Fixed maturities available for sale	$248,601	$245,205	1	$494,420	$487,415	1
Policy loans	14,656	13,850	6	28,937	27,508	5
Mortgage loans	8,274	5,350	55	15,860	12,018	32
Other long-term investments(1)	27,279	21,438	27	53,359	44,517	20
Short-term investments	2,550	3,059		5,419	4,535
	301,360	288,902	4	597,995	575,993	4
Less investment expense	(7,540)	(6,733)	12	(14,351)	(13,210)	9
Net investment income	$293,820	$282,169	4	$583,644	$562,783	4
(1)For the three months ended June 30, 2026 and 2025 the investment funds, accounted for under the fair value option method, recorded $21.9 million and $18.1 million in net investment income, respectively. For the six months ended June 30, 2026 and 2025, the investment funds, accounted for under the fair value option method, recorded $43.1 million and $37.3 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities available for sale:
Proceeds from sales(1)	$60,947	$218,156	$75,713	$272,067
Gross realized gains	713	1,617	962	3,095
Gross realized losses	(1,449)	(7,026)	(1,449)	(8,490)
(1)During the three and six months ended June 30, 2026, the Company had $0 unsettled trades. There were $0 unsettled trades for the same periods in 2025.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of "realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$2,464	$(12,837)	$1,747	$(12,049)
Provision for credit losses	—	—	—	40
Fair value option—change in fair value	(3,055)	(8,476)	2,516	(6,105)
Mortgage loans	(110)	(126)	(251)	307
Other investments	(630)	(264)	(1,954)	(1,342)
Realized gains (losses) from investments	(1,331)	(21,703)	2,058	(19,149)
Other gains (losses)	8,469	3,129	3,602	660
Total realized gains (losses)	7,138	(18,574)	5,660	(18,489)
Applicable tax	(1,499)	3,900	(1,188)	3,882
Realized gains (losses), net of tax	$5,639	$(14,674)	$4,472	$(14,607)
(1)During the three months ended June 30, 2026 and 2025, the Company recorded $28.7 million and $72.6 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0 and $(3.2) million net realized gains (losses), respectively. During the six months ended June 30, 2026 and 2025, the Company recorded $29.0 million and $128.3 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0 and $(3.1) million net realized gains (losses), respectively.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2026 and December 31, 2025:

	Fair Value Measurement at June 30, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$386,964	$—	$386,964
States, municipalities, and political subdivisions	—	2,965,047	2,977	2,968,024
Foreign governments	—	39,001	—	39,001
Corporates, by sector:
Financial	—	4,648,035	129,052	4,777,087
Utilities	—	2,018,134	133,020	2,151,154
Other corporate sectors	—	7,394,364	77,557	7,471,921
Total corporates	—	14,060,533	339,629	14,400,162
Other asset-backed securities	—	16,062	129,976	146,038
Total fixed maturities	$—	$17,467,607	$472,582	$17,940,189
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$383,853	$—	$383,853
States, municipalities, and political subdivisions	—	2,880,626	—	2,880,626
Foreign governments	—	39,546	—	39,546
Corporates, by sector:
Industrials	—	7,232,179	85,507	7,317,686
Financial	—	4,661,175	121,151	4,782,326
Utilities	—	1,968,840	102,666	2,071,506
Total corporates	—	13,862,194	309,324	14,171,518
Other asset-backed securities	—	27,898	85,901	113,799
Total fixed maturities	$—	$17,194,117	$395,225	$17,589,342
Percentage of total	—%	98%	2%	100%

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2026	$85,901	$—	$—	$309,324	$395,225
Included in realized gains / losses	—	—	—	747	747
Included in other comprehensive income	177	—	—	(5,541)	(5,364)
Acquisitions	45,334	—	2,977	44,000	92,311
Sales	—	—	—	(4,480)	(4,480)
Amortization	—	—	—	(5)	(5)
Other(1)	(1,436)	—	—	(4,416)	(5,852)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at June 30, 2026	$129,976	$—	$2,977	$339,629	$472,582
Percent of total fixed maturities	1%	—%	—%	2%	3%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$—	$420,065	$474,114
Included in realized gains / losses	—	(588)	—	(4)	(592)
Included in other comprehensive income	71	—	—	(3,328)	(3,257)
Acquisitions	21,339	—	—	17,515	38,854
Sales	—	(36,398)	—	—	(36,398)
Amortization	—	1,893	—	13	1,906
Other(1)	—	(7,773)	—	(15,864)	(23,637)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at June 30, 2025	$32,593	$—	$—	$418,397	$450,990
Percent of total fixed maturities	—%	—%	—%	3%	3%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
At June 30, 2026	$177	$—	$—	$(5,541)	$(5,364)
At June 30, 2025	71	—	—	(3,328)	(3,257)

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2026
	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted- Average(1)
Corporates	$339,629	Discounted cash flow	Credit rating	BB to AA	A-
States, municipalities and political subdivisions	2,977	Discounted cash flow	Credit rating	AAA	AAA
Asset-backed securities	129,976	Discounted cash flow	Credit rating	CC to A	BBB
	$472,582
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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2026	509	1,555	2,064
As of December 31, 2025	395	1,583	1,978

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Globe Life's entire fixed maturity portfolio consisted of 2,628 issues by 1,013 different issuers at June 30, 2026 and 2,576 issues by 1,010 different issuers at December 31, 2025. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of June 30, 2026 and A as of December 31, 2025.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2026 and December 31, 2025.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$22,492	$(290)	$361,770	$(30,807)	$384,262	$(31,097)
States, municipalities, and political subdivisions	577,998	(13,249)	1,729,875	(466,467)	2,307,873	(479,716)
Foreign governments	—	—	24,893	(7,699)	24,893	(7,699)
Corporates, by sector:
Industrials	1,019,521	(27,839)	3,460,943	(614,025)	4,480,464	(641,864)
Financial	716,497	(39,257)	1,780,569	(313,186)	2,497,066	(352,443)
Utilities	440,898	(9,613)	546,684	(87,402)	987,582	(97,015)
Total corporates	2,176,916	(76,709)	5,788,196	(1,014,613)	7,965,112	(1,091,322)
Other asset-backed securities	14,794	(107)	1,247	(61)	16,041	(168)
Total investment grade securities	2,792,200	(90,355)	7,905,981	(1,519,647)	10,698,181	(1,610,002)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	1,796	(163)	1,796	(163)
Industrials	61,696	(5,007)	130,832	(38,127)	192,528	(43,134)
Financial	18,636	(377)	87,111	(14,666)	105,747	(15,043)
Utilities	13,773	(248)	36,852	(6,511)	50,625	(6,759)
Total corporates	94,105	(5,632)	254,795	(59,304)	348,900	(64,936)
Other asset-backed securities	482	—	—	—	482	—
Total below investment grade securities	94,587	(5,632)	256,591	(59,467)	351,178	(65,099)
Total fixed maturities	$2,886,787	$(95,987)	$8,162,572	$(1,579,114)	$11,049,359	$(1,675,101)

        GL Q2 2026 FORM 10-Q

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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses beginning balance	$3,297	$10,355	$3,297	$10,395
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—	—	(40)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$3,297	$10,355	$3,297	$10,355

As of June 30, 2026, the Company had one fixed maturity security in non-accrual status with an amortized cost of $5.5 million and an allowance of $3.3 million. As of December 31, 2025, the Company had two fixed maturity securities in non-accrual status with an amortized cost of $9.2 million and an allowance of $3.3 million.

Mortgage Loans (commercial mortgage loans): Investments in commercial mortgage loans are made through direct investments and through investment funds. We have total commercial mortgage loan investments made directly and through investment funds of $1.01 billion at June 30, 2026 and $1.04 billion at December 31, 2025. The commercial mortgage loan summaries provided in this section pertain only to those commercial mortgage loans made directly.

Summaries of commercial mortgage loans by property type and geographical location at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$166,662	39	$155,208	36
Hospitality	100,894	24	99,492	23
Multi-family	119,087	28	99,212	23
Retail	40,663	9	76,059	18
Office	2,973	1	3,061	1
Total recorded investment	430,279	101	433,032	101
Less allowance for credit losses	(4,766)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$425,513	100	$428,517	100

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$130,687	31	$88,681	21
Texas	67,329	16	66,597	15
North Carolina	43,553	10	42,358	10
Minnesota	31,117	7	31,084	7
California	29,196	7	28,450	7
New York	21,424	5	31,948	7
Other	106,973	25	143,914	34
Total recorded investment	430,279	101	433,032	101
Less allowance for credit losses	(4,766)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$425,513	100	$428,517	100

The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value ("LTV") ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than or equal to 80%. LTV ratios that exceed 80% are generally a result of decreases in the valuation of the underlying property. Generally, a higher LTV ratio and a lower debt service coverage ratio equate to higher risk of loss.

	June 30, 2026
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$84,531	$55,879	$282,207	$422,617	98
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	7,662	—	—	7,662	2
Total	$92,193	$55,879	$282,207	430,279	100
Less allowance for credit losses				(4,766)
Total, net of allowance for credit losses				$425,513
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

        GL Q2 2026 FORM 10-Q

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

As of June 30, 2026, the Company had 37 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined no loans were collateral dependent or likely to foreclose.

For the six months ended June 30, 2026, the allowance for credit losses increased by $251 thousand to $4.8 million. The provision for credit losses is included in "Realized gains (losses)" on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses beginning balance	$4,656	$6,731	$4,515	$7,644
Provision (reversal) for credit losses	110	110	251	(138)
Reduction in allowance due to dispositions	—	(212)	—	(877)
Allowance for credit losses ending balance	$4,766	$6,629	$4,766	$6,629

As of June 30, 2026 and December 31, 2025, the Company had one commercial mortgage loan in non-accrual status with a principal balance of $1 million and no delinquent commercial mortgage loans. The Company's unfunded commitment balance to commercial loan borrowers was $18 million as of June 30, 2026.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2026	December 31, 2025
Investment funds	$1,097,834	$1,109,719
Company-owned life insurance(1)	327,966	243,721
Other	41,058	42,624
Total	$1,466,858	$1,396,064
(1) Company-owned life insurance is reported at cash surrender value.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents additional information about the Company's investment funds as of June 30, 2026 and December 31, 2025 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	June 30, 2026	December 31, 2025	June 30, 2026	Redemption Term/Notice(1)
Commercial mortgage loans	$584,373	$614,080	$471,848	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	227,624	223,665	201,728	Fully redeemable and non-redeemable with varying terms.
Infrastructure	201,040	187,964	32,711	Fully redeemable and non-redeemable with varying terms.
Other	84,797	84,010	55,359	Non-redeemable with varying terms
Total investment funds	$1,097,834	$1,109,719	$761,646
(1)    Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of June 30, 2026, unfunded commitments totaled $935 million, including funds past the investment period.

The Company had $75 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $762 million as of June 30, 2026.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Guarantees: In connection with the Pre-capitalized Trust Securities agreement signed on July 1, 2025, Globe Life Inc. is required to purchase any treasury securities in default. Management believes it is unlikely the Company will have to make any material payments under this agreement due to default. In addition, Globe Life Inc. has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary ("TMK Re"), to secure TMK Re's obligation for claims on certain policies reinsured by TMK Re that were sold by other Globe Life Inc. insurance subsidiaries. These letters of credit facilitate TMK Re's ability to reinsure the business of Globe Life Inc.'s insurance subsidiaries. The credit facility was amended and restated on June 26, 2026 and now expires in 2031. The maximum amount of letters of credit available is $250 million. Globe Life Inc. would be liable to the extent that TMK Re does not pay the reinsured party. The amount of letters of credit outstanding at June 30, 2026 was $115 million.

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

On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint added four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. On May 15, 2026, the Lead Plaintiffs moved for class certification. The motion is scheduled to be fully briefed by October 30, 2026. Globe Life Inc. plans to vigorously defend against the lawsuit. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time.

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

        GL Q2 2026 FORM 10-Q

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

On November 19, 2025, Globe Life Inc. shareholder Plymouth County Retirement Association (“Plymouth”) filed a Verified Shareholder Derivative Action Complaint in the United States District Court for the Eastern District of Texas against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Plymouth County Retirement Association v. Darden, et al., No. 4:25-cv-01246-ALM (E.D. Tex.)). On November 21, 2025, Globe Life Inc. shareholder Catherine M. Sugarbaker Family Trust (“Sugarbaker”) filed a Verified Shareholder Derivative Action Complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Catherine M. Sugarbaker Family Trust v. Gary L. Coleman, et al., No. 4:25-cv-01274-ALM (E.D. Tex.)). The allegations in both complaints are substantially similar to those made in the City of Miami Matter and the consolidated federal derivative action and derive from certain short seller reports. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the individual director and executive officer defendants for all expenses and losses related to the Plymouth and Sugarbaker litigation, subject to the terms of those indemnification agreements. On April 17, 2026, following briefing on Plymouth's and Sugarbaker's competing leadership motions, the Court appointed Plymouth as Lead Plaintiff and Plymouth's counsel as Lead Counsel. On May 8, 2026, Plymouth filed a consolidated complaint. On June 23, 2026, Defendants filed a motion to dismiss the consolidated complaint.

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

        GL Q2 2026 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and six month periods ended June 30, 2026 and 2025:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(112,710)	(112,667)	(13,776)	(8,888)	(248,041)
Adjusted balance at January 1, 2025	4,544,000	5,392,245	1,033,244	421,388	11,390,877
Issuances(1)	380,213	257,099	54,393	12,114	703,819
Interest accrual(2)	113,641	144,532	27,056	11,211	296,440
Net premiums collected(3)	(281,023)	(295,271)	(66,699)	(21,904)	(664,897)
Effect of changes in the foreign exchange rate	14,630	—	—	—	14,630
Ending balance at original discount rates	4,771,461	5,498,605	1,047,994	422,809	11,740,869
Effect of change from original to current discount rates	46,620	183,765	15,168	13,975	259,528
Balance at June 30, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397

Balance at January 1, 2026	$4,792,153	$5,542,616	$1,008,538	$425,338	$11,768,645
Beginning balance at original discount rates	4,710,303	5,321,113	988,843	408,949	11,429,208
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(117,931)	(150,568)	(20,468)	(6,473)	(295,440)
Adjusted balance at January 1, 2026	4,592,372	5,170,545	968,375	402,476	11,133,768
Issuances(1)	342,094	236,412	56,143	10,388	645,037
Interest accrual(2)	111,883	138,540	25,004	10,642	286,069
Net premiums collected(3)	(284,261)	(284,783)	(63,093)	(21,181)	(653,318)
Effect of changes in the foreign exchange rate	(10,873)	—	—	—	(10,873)
Ending balance at original discount rates	4,751,215	5,260,714	986,429	402,325	11,400,683
Effect of change from original to current discount rates	23,922	137,514	5,719	9,761	176,916
Balance at June 30, 2026	$4,775,137	$5,398,228	$992,148	$412,086	$11,577,599
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2025	$4,757,044	$5,686,115	$1,058,696	$440,270	$11,942,125
Beginning balance at original discount rates	4,719,733	5,512,271	1,045,143	426,436	11,703,583
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(61,093)	(73,750)	(5,858)	(5,199)	(145,900)
Adjusted balance at April 1, 2025	4,658,640	5,438,521	1,039,285	421,237	11,557,683
Issuances(1)	184,580	135,319	28,611	6,902	355,412
Interest accrual(2)	57,175	72,325	13,535	5,586	148,621
Net premiums collected(3)	(141,459)	(147,560)	(33,437)	(10,916)	(333,372)
Effect of changes in the foreign exchange rate	12,525	—	—	—	12,525
Ending balance at original discount rates	4,771,461	5,498,605	1,047,994	422,809	11,740,869
Effect of change from original to current discount rates	46,620	183,765	15,168	13,975	259,528
Balance at June 30, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397

Balance at April 1, 2026	$4,740,702	$5,431,703	$990,014	$415,764	$11,578,183
Beginning balance at original discount rates	4,731,583	5,303,589	986,343	406,978	11,428,493
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(58,064)	(84,834)	(10,193)	(4,448)	(157,539)
Adjusted balance at April 1, 2026	4,673,519	5,218,755	976,150	402,530	11,270,954
Issuances(1)	175,081	114,943	29,331	5,179	324,534
Interest accrual(2)	56,068	69,095	12,489	5,296	142,948
Net premiums collected(3)	(143,018)	(142,079)	(31,541)	(10,680)	(327,318)
Effect of changes in the foreign exchange rate	(10,435)	—	—	—	(10,435)
Ending balance at original discount rates	4,751,215	5,260,714	986,429	402,325	11,400,683
Effect of change from original to current discount rates	23,922	137,514	5,719	9,761	176,916
Balance at June 30, 2026	$4,775,137	$5,398,228	$992,148	$412,086	$11,577,599
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(123,908)	(122,494)	(17,717)	(12,945)	(277,064)
Adjusted balance at January 1, 2025	9,384,680	8,538,454	3,322,502	3,569,123	24,814,759
Issuances(1)	380,214	257,097	54,393	12,115	703,819
Interest accrual(2)	256,757	239,097	89,565	107,021	692,440
Benefit payments(3)	(226,848)	(291,899)	(107,656)	(70,952)	(697,355)
Effect of changes in the foreign exchange rate	34,732	—	—	—	34,732
Ending balance at original discount rates	9,829,535	8,742,749	3,358,804	3,617,307	25,548,395
Effect of change from original to current discount rates	404,619	535,396	63,014	391,078	1,394,107
Balance at June 30, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502

Balance at January 1, 2026	$10,358,054	$9,205,616	$3,371,175	$4,054,000	$26,988,845
Beginning balance at original discount rates	9,905,431	8,616,929	3,291,890	3,643,392	25,457,642
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(133,143)	(171,791)	(25,929)	(11,718)	(342,581)
Adjusted balance at January 1, 2026	9,772,288	8,445,138	3,265,961	3,631,674	25,115,061
Issuances(1)	342,093	236,410	56,142	10,387	645,032
Interest accrual(2)	263,320	237,189	87,650	108,837	696,996
Benefit payments(3)	(235,113)	(269,600)	(103,848)	(77,065)	(685,626)
Effect of changes in the foreign exchange rate	(26,770)	—	—	—	(26,770)
Ending balance at original discount rates	10,115,818	8,649,137	3,305,905	3,673,833	25,744,693
Effect of change from original to current discount rates	338,849	459,950	33,678	355,230	1,187,707
Balance at June 30, 2026	$10,454,667	$9,109,087	$3,339,583	$4,029,063	$26,932,400
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2025	$10,112,896	$9,253,740	$3,415,857	$4,009,979	$26,792,472
Beginning balance at original discount rates	9,671,087	8,709,934	3,347,430	3,600,322	25,328,773
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(68,094)	(80,546)	(9,006)	(7,498)	(165,144)
Adjusted balance at April 1, 2025	9,602,993	8,629,388	3,338,424	3,592,824	25,163,629
Issuances(1)	184,580	135,318	28,612	6,905	355,415
Interest accrual(2)	129,298	119,903	44,830	53,634	347,665
Benefit payments(3)	(117,722)	(141,860)	(53,062)	(36,056)	(348,700)
Effect of changes in the foreign exchange rate	30,386	—	—	—	30,386
Ending balance at original discount rates	9,829,535	8,742,749	3,358,804	3,617,307	25,548,395
Effect of change from original to current discount rates	404,619	535,396	63,014	391,078	1,394,107
Balance at June 30, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502

Balance at April 1, 2026	$10,260,857	$9,059,095	$3,310,768	$3,979,309	$26,610,029
Beginning balance at original discount rates	10,022,164	8,646,842	3,297,638	3,659,701	25,626,345
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(66,295)	(96,067)	(13,806)	(7,921)	(184,089)
Adjusted balance at April 1, 2026	9,955,869	8,550,775	3,283,832	3,651,780	25,442,256
Issuances(1)	175,079	114,942	29,331	5,178	324,530
Interest accrual(2)	132,306	118,721	43,853	54,524	349,404
Benefit payments(3)	(121,541)	(135,301)	(51,111)	(37,649)	(345,602)
Effect of changes in the foreign exchange rate	(25,895)	—	—	—	(25,895)
Ending balance at original discount rates	10,115,818	8,649,137	3,305,905	3,673,833	25,744,693
Effect of change from original to current discount rates	338,849	459,950	33,678	355,230	1,187,707
Balance at June 30, 2026	$10,454,667	$9,109,087	$3,339,583	$4,029,063	$26,932,400
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

        GL Q2 2026 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of June 30, 2026
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,364,603	$3,388,423	$2,319,476	$3,271,508	$14,344,010
Effect of changes in discount rate assumptions	314,927	322,436	27,959	345,469	1,010,791
Other adjustments(1)	103	130	—	24	257
Net liability for future policy benefits, after other adjustments, at current discount rates	5,679,633	3,710,989	2,347,435	3,617,001	15,355,058
Reinsurance recoverable	(194)	—	(8,223)	(12)	(8,429)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,679,439	$3,710,989	$2,339,212	$3,616,989	$15,346,629
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and six month periods ended June 30, 2026 and 2025:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(3,085)	(27,223)	(17,307)	(9,744)	(299)	(57,658)
Adjusted balance at January 1, 2025	3,945,771	1,840,650	320,968	215,397	131,620	6,454,406
Issuances(1)	228,892	135,477	26,889	20,650	11,434	423,342
Interest accrual(2)	95,079	39,696	8,053	5,305	3,403	151,536
Net premiums collected(3)	(163,600)	(100,206)	(26,730)	(13,457)	(6,971)	(310,964)
Effect of changes in the foreign exchange rate	—	—	—	1,274	—	1,274
Ending balance at original discount rates	4,106,142	1,915,617	329,180	229,169	139,486	6,719,594
Effect of change from original to current discount rates	5,981	(104,771)	2,671	661	3,582	(91,876)
Balance at June 30, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718

Balance at January 1, 2026	$5,330,081	$1,822,012	$336,843	$248,400	$207,323	$7,944,659
Beginning balance at original discount rates	5,273,275	1,895,803	331,414	245,300	201,449	7,947,241
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(17,009)	(20,847)	(15,128)	(6,934)	84	(59,834)
Adjusted balance at January 1, 2026	5,256,266	1,874,956	316,286	238,366	201,533	7,887,407
Issuances(1)	413,747	139,050	24,517	17,422	4,836	599,572
Interest accrual(2)	125,360	40,179	7,624	5,700	4,558	183,421
Net premiums collected(3)	(202,309)	(106,621)	(26,592)	(14,065)	(8,092)	(357,679)
Effect of changes in the foreign exchange rate	—	—	—	(936)	—	(936)
Ending balance at original discount rates	5,593,064	1,947,564	321,835	246,487	202,835	8,311,785
Effect of change from original to current discount rates	(9,826)	(92,906)	706	429	3,299	(98,298)
Balance at June 30, 2026	$5,583,238	$1,854,658	$322,541	$246,916	$206,134	$8,213,487
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2025	$3,993,693	$1,777,351	$332,931	$227,273	$138,383	$6,469,631
Beginning balance at original discount rates	4,005,620	1,888,954	331,182	226,852	135,412	6,588,020
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	25,129	(13,323)	(6,587)	(4,863)	1,116	1,472
Adjusted balance at April 1, 2025	4,030,749	1,875,631	324,595	221,989	136,528	6,589,492
Issuances(1)	111,268	70,716	14,233	10,209	4,770	211,196
Interest accrual(2)	48,210	20,056	3,962	2,662	1,723	76,613
Net premiums collected(3)	(84,085)	(50,786)	(13,610)	(6,743)	(3,535)	(158,759)
Effect of changes in the foreign exchange rate	—	—	—	1,052	—	1,052
Ending balance at original discount rates	4,106,142	1,915,617	329,180	229,169	139,486	6,719,594
Effect of change from original to current discount rates	5,981	(104,771)	2,671	661	3,582	(91,876)
Balance at June 30, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718

Balance at April 1, 2026	$5,423,604	$1,818,022	$328,101	$245,651	$206,901	$8,022,279
Beginning balance at original discount rates	5,452,371	1,918,528	327,215	246,382	204,304	8,148,800
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	5,481	(7,955)	(8,117)	(3,626)	293	(13,924)
Adjusted balance at April 1, 2026	5,457,852	1,910,573	319,098	242,756	204,597	8,134,876
Issuances(1)	178,610	70,633	12,425	8,842	29	270,539
Interest accrual(2)	63,559	20,251	3,743	2,856	2,267	92,676
Net premiums collected(3)	(106,957)	(53,893)	(13,431)	(7,052)	(4,058)	(185,391)
Effect of changes in the foreign exchange rate	—	—	—	(915)	—	(915)
Ending balance at original discount rates	5,593,064	1,947,564	321,835	246,487	202,835	8,311,785
Effect of change from original to current discount rates	(9,826)	(92,906)	706	429	3,299	(98,298)
Balance at June 30, 2026	$5,583,238	$1,854,658	$322,541	$246,916	$206,134	$8,213,487
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(6,629)	(30,870)	(15,255)	(12,205)	(124)	(65,083)
Adjusted balance at January 1, 2025	4,020,231	3,681,174	775,886	336,506	127,851	8,941,648
Issuances(1)	228,111	135,476	26,531	20,650	11,392	422,160
Interest accrual(2)	97,069	78,270	20,796	8,951	3,403	208,489
Benefit payments(3)	(192,355)	(79,732)	(50,278)	(11,126)	(8,370)	(341,861)
Effect of changes in the foreign exchange rate	—	—	—	2,431	—	2,431
Ending balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of change from original to current discount rates	1,250	(324,147)	22,309	9,954	3,256	(287,378)
Balance at June 30, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489

Balance at January 1, 2026	$5,345,453	$3,586,908	$793,855	$393,599	$196,732	$10,316,547
Beginning balance at original discount rates	5,296,183	3,845,648	765,964	380,082	191,272	10,479,149
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(23,121)	(25,479)	(11,994)	(8,547)	(1,148)	(70,289)
Adjusted balance at January 1, 2026	5,273,062	3,820,169	753,970	371,535	190,124	10,408,860
Issuances(1)	413,043	139,051	24,199	17,421	4,815	598,529
Interest accrual(2)	126,014	81,642	19,832	9,606	4,558	241,652
Benefit payments(3)	(226,539)	(84,885)	(49,267)	(14,485)	(9,458)	(384,634)
Effect of changes in the foreign exchange rate	—	—	—	(1,842)	—	(1,842)
Ending balance at original discount rates	5,585,580	3,955,977	748,734	382,235	190,039	10,862,565
Effect of change from original to current discount rates	(17,453)	(294,093)	15,704	9,022	3,015	(283,805)
Balance at June 30, 2026	$5,568,127	$3,661,884	$764,438	$391,257	$193,054	$10,578,760
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2025	$4,051,322	$3,430,602	$799,440	$362,540	$133,563	$8,777,467
Beginning balance at original discount rates	4,066,655	3,761,470	778,662	352,443	130,822	9,090,052
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	18,426	(15,115)	(4,250)	(6,009)	1,067	(5,881)
Adjusted balance at April 1, 2025	4,085,081	3,746,355	774,412	346,434	131,889	9,084,171
Issuances(1)	110,710	70,717	14,054	10,209	4,762	210,452
Interest accrual(2)	49,086	39,514	10,326	4,496	1,722	105,144
Benefit payments(3)	(91,821)	(41,398)	(25,857)	(5,806)	(4,097)	(168,979)
Effect of changes in the foreign exchange rate	—	—	—	2,079	—	2,079
Ending balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of change from original to current discount rates	1,250	(324,147)	22,309	9,954	3,256	(287,378)
Balance at June 30, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489

Balance at April 1, 2026	$5,416,679	$3,573,366	$770,261	$388,886	$194,911	$10,344,103
Beginning balance at original discount rates	5,454,228	3,898,901	755,268	382,027	192,496	10,682,920
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	4,265	(9,984)	(3,842)	(4,571)	(314)	(14,446)
Adjusted balance at April 1, 2026	5,458,493	3,888,917	751,426	377,456	192,182	10,668,474
Issuances(1)	178,252	70,634	12,259	8,841	28	270,014
Interest accrual(2)	63,754	41,155	9,845	4,810	2,267	121,831
Benefit payments(3)	(114,919)	(44,729)	(24,796)	(7,067)	(4,438)	(195,949)
Effect of changes in the foreign exchange rate	—	—	—	(1,805)	—	(1,805)
Ending balance at original discount rates	5,585,580	3,955,977	748,734	382,235	190,039	10,862,565
Effect of change from original to current discount rates	(17,453)	(294,093)	15,704	9,022	3,015	(283,805)
Balance at June 30, 2026	$5,568,127	$3,661,884	$764,438	$391,257	$193,054	$10,578,760
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of June 30, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$46,914	$1,899,571	$443,755	$128,243	$(5,210)	$2,513,273
Effect of changes in discount rate assumptions	(4,731)	(219,376)	19,638	9,293	(326)	(195,502)
Other adjustments(1)	45,814	16	10,861	702	6,259	63,652
Net liability for future policy benefits, after other adjustments, at current discount rates	87,997	1,680,211	474,254	138,238	723	2,381,423
Reinsurance recoverable	(2,376)	—	(890)	—	—	(3,266)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$85,621	$1,680,211	$473,364	$138,238	$723	$2,378,157
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of June 30, 2026
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	(7,484)	2,008,413	426,899	135,748	(12,796)	2,550,780
Effect of changes in discount rate assumptions	(7,627)	(201,187)	14,998	8,593	(284)	(185,507)
Other adjustments(1)	82,714	96	13,388	692	13,635	110,525
Net liability for future policy benefits, after other adjustments, at current discount rates	67,603	1,807,322	455,285	145,033	555	2,475,798
Reinsurance recoverable	(1,788)	—	(601)	—	—	(2,389)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$65,815	$1,807,322	$454,684	$145,033	$555	$2,473,409
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Life Remeasurement Gain (Loss)—Experience:
American Income	$7,936	$6,672	$14,996	$10,851
Direct to Consumer	11,015	6,609	20,834	9,589
Liberty National	1,685	1,432	2,639	1,614
Other	2,847	2,032	3,954	3,216
Total Life Remeasurement Gain (Loss)—Experience	23,483	16,745	42,423	25,270

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	—	—	—	—
Direct to Consumer	—	—	—	—
Liberty National	—	—	—	—
Other	—	—	—	—
Total Life Remeasurement Gain (Loss)—Assumption Updates(1)	—	—	—	—

Total Life Remeasurement Gain (Loss)	23,483	16,745	42,423	25,270

Health Remeasurement Gain (Loss)—Experience:
United American	(170)	1,938	1,753	(1,882)
Family Heritage	2,001	1,640	4,559	3,476
Liberty National	(1,434)	(821)	(600)	362
American Income	875	1,089	1,531	2,338
Direct to Consumer	22	32	67	28
Total Health Remeasurement Gain (Loss)—Experience	1,294	3,878	7,310	4,322

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	—	—	—	—
Family Heritage	—	—	—	—
Liberty National	—	—	—	—
American Income	—	—	—	—
Direct to Consumer	—	—	—	—
Total Health Remeasurement Gain (Loss)—Assumption Updates(1)	—	—	—	—

Total Health Remeasurement Gain (Loss)	$1,294	$3,878	$7,310	$4,322
(1)Changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits occur annually, unless otherwise necessary. There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the six months ended June 30, 2026 and 2025.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025:

	At Original Discount Rates		At Current Discount Rates
	As of June 30,		As of June 30,
	2026	2025	2026	2025
Life(1):
American Income	$5,364,702	$5,058,139	$5,679,633	$5,416,148
Direct to Consumer	3,388,555	3,244,145	3,710,989	3,595,775
Liberty National	2,319,476	2,310,810	2,347,435	2,358,656
Other	3,271,530	3,194,531	3,617,001	3,571,636
Net liability for future policy benefits—long duration life	14,344,263	13,807,625	15,355,058	14,942,215
Health(1):
United American	69,893	88,003	67,603	87,997
Family Heritage	2,008,581	1,899,578	1,807,322	1,680,211
Liberty National	439,682	454,025	455,285	474,254
American Income	136,419	128,924	145,033	138,238
Direct to Consumer	533	708	555	723
Net liability for future policy benefits—long duration health	2,655,108	2,571,238	2,475,798	2,381,423
Deferred profit liability	189,461	181,140	189,461	181,140
Deferred annuity	550,688	615,897	550,688	615,897
Interest sensitive life	706,527	717,140	706,527	717,140
Other	8,862	8,939	8,863	8,940
Total future policy benefits	$18,454,909	$17,901,979	$19,286,395	$18,846,755

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of June 30, 2026 and 2025:

	As of June 30,
	2026		2025
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.5%	5.7%	5.4%
Direct to Consumer	6.0%	5.5%	6.0%	5.5%
Liberty National	5.6%	5.5%	5.6%	5.5%
Other	6.2%	5.6%	6.2%	5.5%

Health
United American	5.1%	5.2%	5.1%	5.1%
Family Heritage	4.2%	5.4%	4.2%	5.3%
Liberty National	5.8%	5.4%	5.8%	5.3%
American Income	5.8%	5.3%	5.8%	5.2%
Direct to Consumer	5.1%	5.2%	5.1%	5.1%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of June 30, 2026 and 2025:

	As of June 30,
	2026		2025
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.12	21.98	22.60	22.42
Direct to Consumer	18.44	19.24	19.07	19.86
Liberty National	15.29	15.14	15.35	15.18
Other	15.39	16.04	15.83	16.53

Health
United American	12.42	11.15	11.68	10.49
Family Heritage	16.24	14.90	15.28	14.00
Liberty National	9.60	9.42	9.41	9.22
American Income	13.24	13.16	12.45	12.37
Direct to Consumer	12.42	11.15	11.68	10.49

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized on the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2026 and 2025:

	Life
	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
American Income	$924,861	$151,437	$882,738	$143,116
Direct to Consumer	483,267	98,620	486,442	94,526
Liberty National	198,832	62,480	191,631	62,224
Other	98,490	98,195	100,108	95,333
Total	$1,705,450	$410,732	$1,660,919	$395,199

	Life
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$465,980	$76,237	$445,289	$72,123
Direct to Consumer	241,656	49,612	243,572	47,559
Liberty National	99,688	31,292	96,331	31,175
Other	49,127	49,228	50,194	48,048
Total	$856,451	$206,369	$835,386	$198,905

	Health
	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
United American	$296,358	$583	$239,422	$1,867
Family Heritage	249,412	41,462	228,210	38,574
Liberty National	94,674	12,160	95,221	12,690
American Income	59,589	3,906	59,543	3,646
Direct to Consumer	10,182	—	8,350	—
Total	$710,215	$58,111	$630,746	$56,777

	Health
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$157,317	$163	$123,026	$818
Family Heritage	126,273	20,904	115,856	19,458
Liberty National	47,243	6,077	47,468	6,335
American Income	29,788	1,955	29,789	1,834
Direct to Consumer	5,141	—	4,214	—
Total	$365,762	$29,099	$320,353	$28,445
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the undiscounted and discounted expected future gross premiums, expected future net premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of June 30, 2026 and 2025:

	Life
	As of June 30, 2026			As of June 30, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$27,141,808	$15,293,634	$15,460,145	$26,323,656	$14,880,435	$15,115,288
PV of expected future net premiums	8,435,850	4,751,215	4,775,137	8,440,381	4,771,461	4,818,081
PV of expected future policy benefits	33,867,034	10,115,818	10,454,667	32,858,954	9,829,535	10,234,154

DTC
PV of expected future gross premiums	$17,184,687	$9,003,407	$9,227,482	$17,465,145	$9,138,361	$9,430,064
PV of expected future net premiums	9,983,044	5,260,714	5,398,228	10,454,351	5,498,605	5,682,370
PV of expected future policy benefits	25,645,454	8,649,137	9,109,087	26,022,344	8,742,749	9,278,145

Liberty National
PV of expected future gross premiums	$5,055,775	$2,941,856	$2,923,681	$4,928,564	$2,871,400	$2,869,264
PV of expected future net premiums	1,739,597	986,429	992,148	1,848,910	1,047,994	1,063,162
PV of expected future policy benefits	9,071,350	3,305,905	3,339,583	9,159,106	3,358,804	3,421,818

Other
PV of expected future gross premiums	$3,412,424	$1,757,383	$1,853,837	$3,571,030	$1,820,383	$1,938,264
PV of expected future net premiums	823,718	402,325	412,086	869,582	422,809	436,784
PV of expected future policy benefits	12,248,940	3,673,833	4,029,063	12,451,064	3,617,307	4,008,385

Total
PV of expected future gross premiums	$52,794,694	$28,996,280	$29,465,145	$52,288,395	$28,710,579	$29,352,880
PV of expected future net premiums	20,982,209	11,400,683	11,577,599	21,613,224	11,740,869	12,000,397
PV of expected future policy benefits	80,832,778	25,744,693	26,932,400	80,491,468	25,548,395	26,942,502

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $17.9 billion and $17.4 billion, as of June 30, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of June 30, 2026			As of June 30, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$13,529,278	$8,168,981	$8,153,609	$9,701,771	$5,974,711	$5,982,760
PV of expected future net premiums	9,271,574	5,593,064	5,583,238	6,674,188	4,106,142	4,112,123
PV of expected future policy benefits	9,360,545	5,585,580	5,568,127	6,782,252	4,153,056	4,154,306

Family Heritage
PV of expected future gross premiums	$7,855,732	$4,546,335	$4,345,127	$7,545,828	$4,365,220	$4,145,063
PV of expected future net premiums	3,350,379	1,947,564	1,854,658	3,293,461	1,915,617	1,810,846
PV of expected future policy benefits	7,843,369	3,955,977	3,661,884	7,465,105	3,815,188	3,491,041

Liberty National
PV of expected future gross premiums	$1,965,930	$1,249,002	$1,272,494	$2,006,456	$1,276,610	$1,309,873
PV of expected future net premiums	482,498	321,835	322,541	489,624	329,180	331,851
PV of expected future policy benefits	1,324,987	748,734	764,438	1,353,104	772,935	795,244

American Income
PV of expected future gross premiums	$1,993,118	$1,053,728	$1,081,418	$1,795,279	$1,005,844	$1,036,573
PV of expected future net premiums	465,807	246,487	246,916	408,732	229,169	229,830
PV of expected future policy benefits	826,833	382,235	391,257	728,196	357,412	367,366

Direct to Consumer
PV of expected future gross premiums	$425,902	$254,873	$259,508	$256,043	$163,050	$167,656
PV of expected future net premiums	340,104	202,835	206,134	220,022	139,486	143,068
PV of expected future policy benefits	312,948	190,039	193,054	214,895	134,276	137,532

Total
PV of expected future gross premiums	$25,769,960	$15,272,919	$15,112,156	$21,305,377	$12,785,435	$12,641,925
PV of expected future net premiums	13,910,362	8,311,785	8,213,487	11,086,027	6,719,594	6,627,718
PV of expected future policy benefits	19,668,682	10,862,565	10,578,760	16,543,552	9,232,867	8,945,489

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $6.9 billion and $6.0 billion as of June 30, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes the balances of, and changes in, policyholders’ account balances as of June 30, 2026 and 2025:

	Policyholders' Account Balances
	2026			2025
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds
Balance at January 1,	$711,687	$580,669	$532,047	$723,389	$656,573	$468,604
Issuances	—	473	—	—	347	—
Premiums and deposits received	9,882	6,972	255,930	10,400	6,953	148,520
Policy charges	(5,564)	—	—	(5,878)	—	—
Surrenders and withdrawals	(11,511)	(27,905)	(211,943)	(12,074)	(32,065)	(126,908)
Benefit payments	(13,814)	(18,648)	—	(16,332)	(25,926)	—
Interest credited	13,518	9,481	11,413	13,758	10,561	10,903
Other	2,329	(354)	(9,507)	3,877	(546)	(8,973)
Balance at June 30,	$706,527	$550,688	$577,940	$717,140	$615,897	$492,146
(1) At June 30, 2026 and 2025, $377 million and $427 million, respectively, has been reinsured with third-party reinsurers under existing reinsurance agreements.

	Policyholders' Account Balances
	2026			2025
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds
Balance at April 1,	$708,729	$568,078	$576,452	$720,269	$636,219	$463,148
Issuances	—	287	—	—	176	—
Premiums and deposits received	4,833	2,903	69,116	5,150	3,187	61,635
Policy charges	(2,760)	—	—	(2,892)	—	—
Surrenders and withdrawals	(5,884)	(14,183)	(68,625)	(6,108)	(15,534)	(33,780)
Benefit payments	(6,563)	(10,872)	—	(8,003)	(13,095)	—
Interest credited	6,754	4,738	5,809	6,883	5,188	5,460
Other	1,418	(263)	(4,812)	1,841	(244)	(4,317)
Balance at June 30,	$706,527	$550,688	$577,940	$717,140	$615,897	$492,146

Weighted-average credit rate	3.87%	3.43%	4.09%	3.89%	3.36%	4.65%
Net amount at risk	$1,512,781	N/A	N/A	$1,609,774	N/A	N/A
Cash surrender value	$662,772	$550,688	$577,940	$671,517	$615,897	$492,146
(1) At June 30, 2026 and 2025, $377 million and $427 million, respectively, has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of June 30, 2026 and 2025:

	At June 30, 2026
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,090	$485,407
3.00%-3.99%	29,413	378,618	3,170
4.00%-4.99%	587,960	169,980	54,836
Greater than 5.00%	89,154	—	34,527
Total	$706,527	$550,688	$577,940
(1) At June 30, 2026, $377 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	At June 30, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,244	$398,451
3.00%-3.99%	29,395	436,884	3,140
4.00%-4.99%	598,244	176,769	55,368
Greater than 5.00%	89,501	—	35,187
Total	$717,140	$615,897	$492,146
(1) At June 30, 2025, $427 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and six month periods ended June 30, 2026 and 2025:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	268,475	73,401	59,258	6,172	407,306
Amortization expense	(100,155)	(51,493)	(30,352)	(4,834)	(186,834)
Foreign exchange adjustment	9,821	—	—	—	9,821
Balance at June 30, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048

Balance at January 1, 2026	$3,248,907	$1,818,120	$790,987	$289,736	$6,147,750
Capitalizations	274,007	72,887	65,135	6,554	418,583
Amortization expense	(112,647)	(53,020)	(33,301)	(8,377)	(207,345)
Foreign exchange adjustment	(7,459)	—	—	—	(7,459)
Balance at June 30, 2026	$3,402,808	$1,837,987	$822,821	$287,913	$6,351,529

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2025	$2,986,007	$1,792,790	$743,388	$292,635	$5,814,820
Capitalizations	134,605	36,253	29,667	3,365	203,890
Amortization expense	(50,781)	(25,905)	(15,359)	(4,156)	(96,201)
Foreign exchange adjustment	8,539	—	—	—	8,539
Balance at June 30, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048

Balance at April 1, 2026	$3,329,644	$1,830,728	$804,800	$288,673	$6,253,845
Capitalizations	137,555	33,910	34,881	3,428	209,774
Amortization expense	(56,952)	(26,651)	(16,860)	(4,188)	(104,651)
Foreign exchange adjustment	(7,439)	—	—	—	(7,439)
Balance at June 30, 2026	$3,402,808	$1,837,987	$822,821	$287,913	$6,351,529

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	1,352	38,104	11,721	7,403	—	58,580
Amortization expense	(2,809)	(16,040)	(7,819)	(2,618)	(74)	(29,360)
Foreign exchange adjustment	—	—	—	441	—	441
Balance at June 30, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082

Balance at January 1, 2026	$67,952	$543,379	$152,210	$86,446	$1,399	$851,386
Capitalizations	1,691	43,569	6,371	7,398	1	59,030
Amortization expense	(2,615)	(18,410)	(7,718)	(2,674)	(57)	(31,474)
Foreign exchange adjustment	—	—	—	(302)	—	(302)
Balance at June 30, 2026	$67,028	$568,538	$150,863	$90,868	$1,343	$878,640

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2025	$69,755	$506,712	$150,977	$78,833	$1,496	$807,773
Capitalizations	736	19,573	5,802	3,671	—	29,782
Amortization expense	(1,418)	(8,102)	(3,957)	(1,327)	(37)	(14,841)
Foreign exchange adjustment	—	—	—	368	—	368
Balance at June 30, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082

Balance at April 1, 2026	$67,488	$555,779	$151,815	$88,822	$1,371	$865,275
Capitalizations	885	22,064	2,905	3,715	—	29,569
Amortization expense	(1,345)	(9,305)	(3,857)	(1,351)	(28)	(15,886)
Foreign exchange adjustment	—	—	—	(318)	—	(318)
Balance at June 30, 2026	$67,028	$568,538	$150,863	$90,868	$1,343	$878,640

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025:

	June 30,
	2026	2025
Life
American Income	$3,402,808	$3,078,370
Direct to Consumer	1,837,987	1,803,138
Liberty National	822,821	757,696
Other	287,913	291,844
Total DAC—Life	6,351,529	5,931,048

Health
United American	67,028	69,073
Family Heritage	568,538	518,183
Liberty National	150,863	152,822
American Income	90,868	81,545
Direct to Consumer	1,343	1,459
Total DAC—Health	878,640	823,082

Annuity	—	691
Total	$7,230,169	$6,754,821

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of period	$225,237	$210,994
Less reinsurance recoverables	(1,233)	(1,521)
Net balance at beginning of period	224,004	209,473
Incurred related to:
Current year	499,329	851,946
Prior years	(1,382)	(1,831)
Total incurred	497,947	850,115
Paid related to:
Current year	319,278	659,556
Prior years	158,382	176,028
Total paid	477,660	835,584
Net balance at end of period	244,291	224,004
Plus reinsurance recoverables	999	1,233
Balance at end of period	$245,290	$225,237

Below is the reconciliation of the liability of "Policy claims and other benefits payable" on the Condensed Consolidated Balance Sheets.

	June 30, 2026	December 31, 2025
Policy claims and other benefits payable:
Life insurance	$299,258	$315,595
Health insurance	245,290	225,237
Total	$544,548	$540,832

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans (the "Pension Plans") and contributory savings plans that cover substantially all employees. There is also a non-qualified non-contributory supplemental executive retirement plan ("SERP") that covers a limited number of officers. The tables included herein will focus on the Pension Plans and SERP.

Pension Assets: The following table presents the assets of the Company's Pension Plans at June 30, 2026 and December 31, 2025.

Pension Assets by Component at June 30, 2026

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$53,013	$—	$—	$53,013	7
Equity exchange traded fund(1)	368,599	—	—	368,599	52
U.S. Government and Agency	—	182,724	—	182,724	26
Other bonds	—	2	—	2	—
Guaranteed annuity contract(2)	—	46,539	—	46,539	7
Short-term investments	7,403	—	—	7,403	1
Other	1,035	—	—	1,035	—
	$430,050	$229,265	$—	659,315	93
Other long-term investments(3)				50,062	7
Total pension assets				$709,377	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of June 30, 2026, the Globe Life Inc. Pension Plan owned less than 1% of three long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q2 2026 FORM 10-Q

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

SERP: The following table presents investments of the Rabbi Trust at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Total investments:
COLI	$59,154	$59,008
Exchange traded funds	118,504	111,470
	$177,658	$170,478

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Pension Plans	$630,920	$597,695
SERP	79,778	79,093
Benefit obligation	$710,698	$676,788

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six month periods ended June 30, 2026 and 2025.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost—benefits earned during the period	$6,834	$6,243	$13,671	$12,485
Interest cost on projected benefit obligation	9,612	9,024	19,223	18,049
Expected return on assets	(12,339)	(11,563)	(24,677)	(23,126)
Amortization:
Prior service cost	253	292	505	584
Actuarial (gain) loss	—	—	—	—
Net periodic benefit cost	$4,360	$3,996	$8,722	$7,992

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	77,460,371	81,915,162	77,977,482	82,693,257
Weighted average dilutive options outstanding	1,448,781	877,499	1,355,855	937,793
Diluted weighted average shares outstanding	78,909,152	82,792,661	79,333,337	83,631,050

Antidilutive shares	—	867,652	—	755,708

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2026				December 31, 2025
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(1,859)	$548,141	$548,762	$547,748
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,154)	397,846	360,952	397,604
Senior notes(1)	05/19/2022	06/15/2032	4.800%	400,000	(7,573)	392,427	394,428	246,692
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,567)	445,433	464,247	445,218
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,530)	123,470	92,299	123,461
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,484)	317,516	197,600	317,472
Term loan(2)	05/11/2023	06/26/2029	5.116%	450,000	(3,352)	446,648	446,648	248,890
Subtotal				2,700,000	(28,519)	2,671,481	2,504,936	2,327,085
Unamortized issuance costs(3)				—	(6,185)	(6,185)	—	(6,292)
Total long-term debt				2,700,000	(34,704)	2,665,296	2,504,936	2,320,793

Commercial paper				279,000	(1,047)	277,953	277,953	304,656
Total short-term debt				279,000	(1,047)	277,953	277,953	304,656

Total debt				$2,979,000	$(35,751)	$2,943,249	$2,782,889	$2,625,449
(1)The $150 million 4.80% Senior Notes, previously held by two insurance subsidiaries, were sold and issued to a third party at a discount of $4.2 million during the quarter ended June 30, 2026.
(2)The term loan was amended and restated on June 26, 2026 extending the maturity date from August 15, 2027 to June 26, 2029 and increasing the principal amount from $250 million to $450 million.
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

Credit Facility: Globe Life has in place a credit facility which provides for a $1 billion revolving credit facility that may be increased to $1.25 billion. The credit facility was amended on June 26, 2026 and now matures on June 26, 3031, and may be extended up to a one-year period upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of June 30, 2026, the Company was in full compliance with these covenants.

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

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $500 million of its 6.580% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.789% per annum on the unexercised portion of the facility. These fees are recorded in "Interest expense" on the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses. The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding accumulated other comprehensive income ("AOCI") falls below $1.85 billion, subject to certain adjustments. As of June 30, 2026, the Company had no senior note issuances under the Facility Agreement.

Commercial Paper: The following tables present selected information concerning our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	June 30, 2026	December 31, 2025	June 30, 2025
Balance of commercial paper at end of period (par value)	$279,000	$306,000	$397,000
Annualized interest rate	4.07%	4.05%	4.73%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	606,000	579,000	488,000

Credit Facility—Commercial Paper Activity

	Six Months Ended June 30,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$395,242	$456,181
Daily-weighted average interest rate (annualized)	4.02%	4.99%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500
Commercial paper issued during period (par value)	1,266,250	1,158,250
Commercial paper matured during period (par value)	(1,293,250)	(1,180,250)
Net commercial paper issued (matured) during period (par value)	(27,000)	(22,000)

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings. Globe Life owned $32.9 million in FHLB common stock as of June 30, 2026 and $32.5 million as of December 31, 2025. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" on the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of June 30, 2026, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $986 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.7 billion. As of June 30, 2026, $484 million in funding agreements were outstanding with the FHLB, compared to $437 million as of December 31, 2025. This amount is included in "Other policyholders' funds" on the Condensed Consolidated Balance Sheets. The Company had no short-term borrowings from the FHLB as of June 30, 2026. Short-term borrowings were $70 million for the same period in 2025.

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended June 30, 2026
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$466,334	54	$30,805	7	$497,139	38
Direct to Consumer	244,220	29	20,958	5	265,178	20
Liberty National	100,516	12	47,403	11	147,919	11
United American	1,593	—	211,416	48	213,009	16
Family Heritage	2,156	—	126,273	29	128,429	10
Other	45,948	5	—	—	45,948	5
Total	$860,767	100	$436,855	100	$1,297,622	100

	Three Months Ended June 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$445,511	53	$31,422	8	$476,933	39
Direct to Consumer	246,223	29	19,212	5	265,435	22
Liberty National	97,263	12	47,631	13	144,894	12
United American	1,570	—	163,978	43	165,548	13
Family Heritage	1,796	—	115,856	31	117,652	10
Other	47,181	6	—	—	47,181	4
Total	$839,544	100	$378,099	100	$1,217,643	100

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Premium Income by Distribution Channel

	Six Months Ended June 30, 2026
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$925,534	54	$61,924	7	$987,458	38
Direct to Consumer	488,443	29	41,603	5	530,046	21
Liberty National	200,401	12	94,982	11	295,383	11
United American	3,313	—	405,842	48	409,155	16
Family Heritage	4,199	—	249,412	29	253,611	10
Other	92,082	5	—	—	92,082	4
Total	$1,713,972	100	$853,763	100	$2,567,735	100

	Six Months Ended June 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$883,377	53	$62,113	8	$945,490	39
Direct to Consumer	491,823	29	38,188	5	530,011	22
Liberty National	193,445	12	95,553	13	288,998	12
United American	3,162	—	323,826	43	326,988	13
Family Heritage	3,522	—	228,210	31	231,732	10
Other	94,078	6	—	—	94,078	4
Total	$1,669,407	100	$747,890	100	$2,417,297	100

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

        GL Q2 2026 FORM 10-Q

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

        GL Q2 2026 FORM 10-Q

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

	Three Months Ended June 30, 2026
	Life	Health	Investment	Consolidated
Revenue:
Premium	$860,767	$436,855	$—	$1,297,622
Net investment income	—	—	293,820	293,820
Segment revenue	860,767	436,855	293,820	1,591,442
Realized gains (losses)				7,138
Other income				1,150
Total consolidated revenue				$1,599,730

Expenses:
Policy obligations(1)	513,959	277,012	5,782	796,753
Required interest on reserves	(218,540)	(28,951)	249,723	2,232
Amortization of acquisition costs	104,651	15,886	—	120,537
Commissions	44,160	47,490	—	91,650
Premium taxes	18,260	8,328	—	26,588
Non-deferred acquisition costs	38,927	17,805	—	56,732
Segment profit or (loss)	$359,350	$99,285	$38,315	496,950

Insurance administrative expenses:
Salaries				34,340
Other employee costs				8,508
Information technology costs				24,607
Legal costs				3,917
Other administrative costs				20,074
Parent expense				4,569
Stock-based compensation expense				16,974
Interest expense				36,050
Legal proceedings				3,262
Other expenses				—
Annuity				(1,950)
Total expenses				1,244,843

Income before income taxes per Condensed Consolidated Statements of Operations				$354,887
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2026 FORM 10-Q

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
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2026
	Life	Health	Investment	Consolidated
Revenue:
Premium	$1,713,972	$853,763	$—	$2,567,735
Net investment income	—	—	583,644	583,644
Segment revenue	1,713,972	853,763	583,644	3,151,379
Realized gains (losses)				5,660
Other income				2,310
Total consolidated revenue				$3,159,349

Expenses:
Policy obligations(1)	1,032,809	540,746	11,328	1,584,883
Required interest on reserves	(435,078)	(57,833)	497,347	4,436
Amortization of acquisition costs	207,345	31,474	—	238,819
Commissions	87,707	94,935	—	182,642
Premium taxes	36,033	16,551	—	52,584
Non-deferred acquisition costs	76,748	34,101	—	110,849
Segment profit or (loss)	$708,408	$193,789	$74,969	977,166

Insurance administrative expenses:
Salaries				69,719
Other employee costs				22,279
Information technology costs				46,479
Legal costs				7,109
Other administrative costs				40,146
Parent expense				8,102
Stock-based compensation expense				30,577
Interest expense				70,050
Legal proceedings				5,484
Other expenses				91
Annuity				(3,919)
Total expenses				2,470,330

Income before income taxes per Condensed Consolidated Statement of Operations				$689,019
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$1,669,407	$747,890	$—	$2,417,297
Net investment income	—	—	562,783	562,783
Segment revenue	1,669,407	747,890	562,783	2,980,080
Realized gains (losses)				(18,489)
Other income				118
Total consolidated revenue				$2,961,709

Expenses:
Policy obligations(1)	1,029,111	463,853	10,804	$1,503,768
Required interest on reserves	(419,696)	(56,677)	481,281	4,908
Amortization of acquisition costs	186,834	29,360	—	216,194
Commissions	87,924	84,852	—	172,776
Premium taxes	34,693	15,142	—	49,835
Non-deferred acquisition costs	73,203	28,582	—	101,785
Segment profit or (loss)	$677,338	$182,778	$70,698	930,814

Insurance administrative expenses:
Salaries				68,365
Other employee costs				19,708
Information technology costs				40,491
Legal costs				12,076
Other administrative costs				32,956
Parent expense				6,605
Stock-based compensation expense				26,062
Interest expense				69,877
Legal proceedings				10,776
Annuity				(3,853)
Total expenses				2,332,329

Income before income taxes per Condensed Consolidated Statement of Operations				$629,380
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2026 FORM 10-Q

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

Assets by Segment

	June 30, 2026
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$21,046,617	$21,046,617
Accrued investment income	—	—	281,470	281,470
Deferred acquisition costs	6,351,529	878,640	—	7,230,169
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,661,138	$1,059,477	$21,328,087	29,048,702

Annuity and other corporate				2,513,817
Total assets				$31,562,519

	December 31, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,614,713	$20,614,713
Accrued investment income	—	—	272,818	272,818
Deferred acquisition costs	6,147,750	851,386	—	6,999,136
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,457,359	$1,032,223	$20,887,531	28,377,113

Annuity and other corporate				2,436,579
Total assets				$30,813,692

        GL Q2 2026 FORM 10-Q

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
4.Ratings changes with respect to our financial performance and condition;
5.Interest rate changes that affect product sales, financing costs, and/or investment yields;
6.General economic, industry sector or individual debt issuers’ financial conditions (including developments and volatility arising from geopolitical events, particularly in certain industries that may comprise part of our investment portfolio) that affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
7.Changes in the competitiveness of the Company's products and pricing;
8.Litigation results and regulatory actions;
9.Levels of administrative and operational efficiencies that differ from our assumptions (including any reduction in efficiencies resulting from increased costs arising from the impact of higher than anticipated inflation);
10.The ability to obtain timely and appropriate premium rate increases for health insurance policies from our regulators;
11.The ability of our subsidiaries to pay dividends to the Parent Company and to receive required regulatory approvals on such amounts;
12.The customer response to new products and marketing initiatives;
13.Reported amounts in the consolidated financial statements which are based on management estimates and judgments which may differ from the actual amounts ultimately realized;
14.Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems;
15.The Company's ability to attract and retain agents;
16.The severity, magnitude, and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity, level of claims, and demand for our products; and
17.Globe Life's ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.
Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission, including those described under Item 1A. Risk Factors.

        GL Q2 2026 FORM 10-Q

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

        GL Q2 2026 FORM 10-Q

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

Current Highlights.
•On a diluted basis, net income per common share increased 16% from $6.07 to $7.04 and net operating income per common share increased from $6.34 to $7.04, an 11% increase as of June 30, 2026 and 2025, respectively.
•Net income as a return on equity (ROE) for the six months ended June 30, 2026 was 18.4% and net operating income as an ROE, excluding accumulated other comprehensive income(1), was 14.3%.
•Total premium increased 6% over the same period in the prior year. Life premium increased 3% for the period from $1.67 billion in 2025 to $1.71 billion in 2026. Health premium increased 14% to $854 million from $748 million over the prior-year period.
•Total net sales increased 10% over the same period in the prior year from $439 million in 2025 to $484 million in 2026. Average producing agent count increased by 9% at both Liberty National and Family Heritage Divisions. However, total average producing agent count across all of the exclusive agencies decreased over the prior year primarily related to a decrease in the American Income Division.
•Book value per share increased 18% over the same period in the prior year from $66.07 to $78.18. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $90.26 in 2025 to $100.04 in 2026.
•For the six months ended June 30, 2026, the Company repurchased 2.6 million shares of Globe Life Inc. common stock at a total cost of $378 million for an average share price of $146.99.

The following graphs represent net income and net operating income(1) for the six month periods ended June 30, 2026 and 2025.
(1)As shown in the charts above, net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses after tax and, as such, is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. Net operating income differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
Net operating income as an ROE, excluding AOCI, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(1.7) billion and $(2.0) billion for the six months ended June 30, 2026 and 2025, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(21.86) and $(24.19) per share for the six months ended June 30, 2026 and 2025, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.
•Net income totaled $558 million during the six months ended June 30, 2026, compared with $507 million, in the same period in 2025, an increase of 10%.
•On a diluted basis, net income per common share for the six months ended June 30, 2026 increased 16% from $6.07 to $7.04.
•Net operating income was $558 million for the six months ended June 30, 2026, compared with $530 million for the same period in 2025, an increase of 5%.
•On a diluted basis, net operating income per common share for the six months ended June 30, 2026 increased from $6.34 to $7.04, an 11% increase.

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

The Company's core operations remain strong, including sales and premium growth, and we continue to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

        GL Q2 2026 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025	Change	%
Life insurance underwriting margin	$708,408	$677,338	$31,070	5
Health insurance underwriting margin	193,789	182,778	11,011	6
Excess investment income	74,969	70,698	4,271	6
Segment profit or (loss)	977,166	930,814	46,352	5

Annuity and other income	6,229	3,971	2,258	57
Administrative expense	(185,732)	(173,596)	(12,136)	7
Other corporate expense	(108,729)	(102,544)	(6,185)	6
Pre-tax total	688,934	658,645	30,289	5
Applicable taxes	(130,729)	(128,213)	(2,516)	2
Net operating income	558,205	530,432	27,773	5
Reconciling items, net of tax:
Realized gains (losses)	4,472	(14,607)	19,079
Other expenses	(72)	—	(72)
Legal proceedings	(4,332)	(8,513)	4,181
Net income	$558,273	$507,312	$50,961	10

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $31 million compared with the prior period, driven by premium growth and lower policy obligations as a percent of premium. Excess investment income increased $4 million compared with the prior period, primarily due to higher yields on fixed maturities, commercial mortgage loans and other long-term investments. The health segment experienced favorable underwriting margin as a result of higher premiums from strong growth in Medicare Supplement sales in addition to the positive impact of higher premium rates on individual Medicare Supplement policies as a result of approved rate increases.

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2026, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2026.

Total premium income rose 6% for the six months ended June 30, 2026 to $2.6 billion. Total net sales increased 10% to $484 million when compared with 2025. Total first-year collected premium (defined in the following section) increased 19% to $408 million for 2026, compared to $343 million in 2025.

Life insurance premium income increased 3% to $1.71 billion compared to $1.67 billion in the prior-year period. Life net sales increased 1% to $307 million for the six months ended June 30, 2026 as compared to the year-ago period. First-year collected life premium increased 2% to $234 million. Life underwriting margin, as a percent of premium, was flat at 41% for 2026. Underwriting margin increased to $708 million in 2026, compared to $677 million in 2025.

Health insurance premium income increased 14% to $854 million compared to $748 million in the prior-year period. Health net sales rose 30% to $177 million for the six months ended June 30, 2026. First-year collected health premium rose 54% to $174 million. Health underwriting margin, as a percent of premium, was 23% for 2026, a 1% decrease from 2025 as a result of increased group claims experience. Health underwriting margin increased to $194 million for the six months ended June 30, 2026, compared to $183 million in 2025.

Excess investment income, the measure of profitability of our investment segment, increased 6% during the six months ended June 30, 2026 to $75 million from $71 million in 2025. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 11% to $0.94 from $0.85 when compared with the same period in 2025.

Insurance administrative expenses increased 7% primarily due to higher employee costs, which include salaries and other costs in addition to higher information technology expenses in 2026 when compared with the prior-year period. These expenses were 7.2% as a percent of premium for 2026, unchanged from 2025.

For the six months ended June 30, 2026, the Company repurchased 2.6 million shares of Globe Life Inc. common stock at a total cost of $378 million for an average share price of $146.99.

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
The discussions of our segments are presented in the manner we view our operations, as described in Note 12—Business Segments.

We use three measures as indicators of premium growth and sales over the near term: “annualized premium in force,” "net sales,” and “first-year collected premium.”
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the 12-month period.
•Net sales is calculated as annualized premium issued, net of cancellations in the first 30 days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period (typically one month) has expired. Management considers net sales to be a better indicator of incremental premium growth than annualized premium issued since net sales are after cancellations, as cancellations do not contribute to premium income.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future. First-year collected premiums are lower than net sales over the prior 12 months because premiums are not collected on lapsed policies after the date of lapse. In addition, cancellations are not considered as lapses related to net sales and first-year collected premiums.

See further discussion of the distribution channels below for Life and Health.

        GL Q2 2026 FORM 10-Q

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,713,972	100	$1,669,407	100	$44,565	3

Policy obligations	1,032,809	60	1,029,111	62	3,698	—
Required interest on reserves	(435,078)	(25)	(419,696)	(25)	(15,382)	4
Net policy obligations	597,731	35	609,415	37	(11,684)	(2)
Amortization of acquisition costs	207,345	12	186,834	11	20,511	11
Commission expense	87,707	5	87,924	5	(217)	—
Premium taxes	36,033	2	34,693	2	1,340	4
Non-deferred acquisition costs	76,748	5	73,203	4	3,545	5
Total expense	1,005,564	59	992,069	59	13,495	1
Insurance underwriting margin	$708,408	41	$677,338	41	$31,070	5

Net policy obligations decreased to 35% of premium for the six months ended June 30, 2026 reflecting improved mortality results when compared with 37% of premium in the year-ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$422,612	46	$400,702	45	$21,910	5
Direct to Consumer	149,514	31	133,159	27	16,355	12
Liberty National	71,944	36	65,218	34	6,726	10
Other(1)	64,338	65	78,259	78	(13,921)	(18)
Total	$708,408	41	$677,338	41	$31,070	5
(1) Includes a gain of $14 million related to the recapture of reinsurance for six months ended June 30, 2025.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$925,534	54	$883,377	53	$42,157	5
Direct to Consumer	488,443	28	491,823	29	(3,380)	(1)
Liberty National	200,401	12	193,445	12	6,956	4
Other	99,594	6	100,762	6	(1,168)	(1)
Total	$1,713,972	100	$1,669,407	100	$44,565	3

Annualized life premium in force was $3.46 billion at June 30, 2026, an increase of 2% over $3.38 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$196,070	64	$194,782	64	$1,288	1
Direct to Consumer	53,766	17	56,271	19	(2,505)	(4)
Liberty National	51,489	17	47,084	15	4,405	9
Other	5,653	2	5,099	2	554	11
Total	$306,978	100	$303,236	100	$3,742	1

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$158,273	68	$157,171	68	$1,102	1
Direct to Consumer	31,407	13	30,676	13	731	2
Liberty National	39,908	17	38,799	17	1,109	3
Other	4,703	2	3,900	2	803
Total	$234,291	100	$230,546	100	$3,745	2

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division is an exclusive agency that markets to members of affinity groups, including labor unions, and continues to diversify its lead sources by utilizing internally generated leads, third-party internet vendor leads, and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 54% of the Company's June 30, 2026 total life premium. For the six months ended June 30, 2026, life premium was $926 million, an increase of 5% when compared with the year-ago period. For the six months ended June 30, 2026, the average monthly life premium issued per policy was $63 as compared to $59 for the same period in the prior year. Net sales were $196 million for the six months ended June 30, 2026, up from $195 million in the year-ago period. The underwriting margin, as a percent of premium, was 46% for the six months ended June 30, 2026 and 45% for the same period in the prior year.

The average producing agent count decreased 5% over the year-ago period driven by lower retention of new agents. However, we have seen incremental agent count growth from first quarter to the second quarter in 2026. While long-term sales growth in this Division and our other exclusive agencies is generally tied to expansion of the agency force, short-term declines in agent count provide an opportunity for improved sales productivity among veteran agents as their primary focus is on sales activities.

Below is the average producing agent count as of the indicated periods for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2026	2025	Amount	%
American Income	11,228	11,876	(648)	(5)

American Income Life continues to focus on growing and strengthening the agency force, with particular emphasis on strengthening agency middle-management growth. The Division has made considerable investments in both financial incentives and agent training, as well as in information technology. A customer relationship management ("CRM") tool equips agents with intuitive dashboards to drive productivity across lead distribution, business conservation, and new agent recruiting. The Division also continues to enhance technology enabling the agency force to recruit, sell and train virtually. This has benefited our agents as a vast majority of sales are now generated through virtual presentations. We find this flexibility to be attractive for new recruits as well as a driver of retention in our agency force.

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

DTC net sales declined 4% to $54 million for the six months ended June 30, 2026, compared to the year-ago period. The Division is navigating a transition driven by the growing use of Artificial Intelligence ("AI") in consumer search behavior, which has reduced paid search volume from internet marketing. DTC is actively adapting a digital content strategy to remain visible and accessible within AI-driven environments.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Beyond direct sales, DTC continues to deliver significant value through agency support with lead generation expected to exceed one million this year. Improved conversion rates on leads shared with our agencies have contributed to margin improvement. Despite the decline in net sales, DTC’s underwriting margin grew to $149.5 million, or 31% of premium, for the six months ended June 30, 2026, compared to $133.2 million, or 27% of premium, for the same period in 2025 driven by favorable mortality in the current period. For the six months ended June 30, 2026, the average monthly life premium issued for DTC adults increased to $19 as compared to $17 for the same period in the prior year.

The Liberty National Division is an exclusive agency serving middle-income households and worksite customers by providing individual life insurance products. Recent investments in new sales technologies, combined with growth in agency middle management, are expected to drive continued sales momentum. Underwriting margin rose 10% from the year ago period to $72 million and premium increased 4% to $200 million. The underwriting margin as a percent of premium increased for the six months ended June 30, 2026, to 36%, compared to 34% in the year-ago period, as the Division experienced favorable mortality. For the six months ended June 30, 2026, the average monthly life premium per policy issued increased compared to the prior year to $48 from $44.

Below is the average producing agent count for the six months ended June 30, 2026 and 2025 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2026	2025	Amount	%
Liberty National	4,113	3,785	328	9

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

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $100 million of life premium income, or 6% of Globe Life's total life premium income in the six months ended June 30, 2026, and contributed 2% of net sales for the period.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, accident, intensive care, and other health products.

Health premium accounted for 33% of our total premium in 2026, while the health underwriting margin accounted for 21% of total underwriting margin. Health underwriting margin increased to $194 million compared to $183 million in the prior year.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$853,763	100	$747,890	100	$105,873	14

Policy obligations	540,746	63	463,853	62	76,893	17
Required interest on reserves	(57,833)	(7)	(56,677)	(7)	(1,156)	2
Net policy obligations	482,913	56	407,176	55	75,737	19
Amortization of acquisition costs	31,474	4	29,360	4	2,114	7
Commission expense	94,935	11	84,852	11	10,083	12
Premium taxes	16,551	2	15,142	2	1,409	9
Non-deferred acquisition costs	34,101	4	28,582	4	5,519	19
Total expense	659,974	77	565,112	76	94,862	17
Insurance underwriting margin	$193,789	23	$182,778	24	$11,011	6

Net policy obligations amounted to 56% of premium for the six months ended June 30, 2026 compared to 55% in the year-ago period. The increase in policy obligations is driven by the growth of the United American Division in relation to total health premium, as the United American Division products tend to have higher policy obligations as a percent of premium compared to other limited-benefit health products within our other divisions.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$16,195	4	$14,019	4	$2,176	16
Family Heritage	88,832	36	80,176	35	8,656	11
Liberty National	48,815	51	50,354	53	(1,539)	(3)
American Income	36,992	60	38,714	62	(1,722)	(4)
Direct to Consumer	2,955	7	(485)	(1)	3,440
Total	$193,789	23	$182,778	24	$11,011	6

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$405,842	48	$323,826	43	$82,016	25
Family Heritage	249,412	29	228,210	31	21,202	9
Liberty National	94,982	11	95,553	13	(571)	(1)
American Income	61,924	7	62,113	8	(189)	—
Direct to Consumer	41,603	5	38,188	5	3,415	9
Total	$853,763	100	$747,890	100	$105,873	14

Premiums from Medicare Supplement products totaled $400 million, or 47%, of the total health premiums for the six months ended June 30, 2026, compared to $331 million, or 44%, in the same period in the prior year. Premium increases are driven primarily from increased sales and approved premium rate increases on our Medicare Supplement business. Premiums primarily related to limited-benefit supplemental health products comprise $454 million, or 53%, of the total health premiums for the six months ended June 30, 2026, compared with $417 million, or 56%, in the same period in the prior year.

Annualized health premium in force was $1.80 billion at June 30, 2026, an increase of 16% over $1.54 billion a year earlier.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$89,428	50	$53,162	39	$36,266	68
Family Heritage	63,438	36	56,377	42	7,061	13
Liberty National	13,959	8	15,380	11	(1,421)	(9)
American Income	8,410	5	9,619	7	(1,209)	(13)
Direct to Consumer	1,314	1	1,431	1	(117)	(8)
Total	$176,549	100	$135,969	100	$40,580	30

Health net sales related to limited-benefit supplemental health products and other health products comprise $122 million, or 69%, of the total health net sales for the six months ended June 30, 2026, compared with $101 million, or 74%, in the same period in the prior year. Medicare Supplement sales make up the remaining $55 million, or 31%, for 2026, compared to $35 million, or 26%, in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$98,904	57	$42,723	38	$56,181	132
Family Heritage	49,383	28	43,921	39	5,462	12
Liberty National	13,809	8	13,982	12	(173)	(1)
American Income	8,437	5	9,623	9	(1,186)	(12)
Direct to Consumer	3,253	2	2,319	2	934	40
Total	$173,786	100	$112,568	100	$61,218	54

First-year collected premium related to limited-benefit supplemental health products and other health products is $113 million, or 65%, of total first-year collected premium for the six months ended June 30, 2026, compared with $77 million, or 69%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $61 million, or 35%, for the six months ended June 30, 2026, compared to $35 million, or 31%, in the same period in the prior year.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent general agents and brokers who may also sell for other companies. The United American Division was Globe Life's largest health division in terms of health premium income, with net sales up 68% from the same period in the prior year. Medicare Supplement sales growth remained strong for the quarter ended June 30, 2026, supported by demographic expansion within the eligible population, a notable migration of Medicare beneficiaries from Medicare Advantage to Medicare Supplement plans, and rate increases that took effect during the quarter.
This Division includes units that sell Medicare Supplement insurance to individuals through independent general agents and group retiree medical as well as other health insurance through brokers. The past acquisition of Evry Health supports additional incremental growth of our group health products. Due to the infancy of this business, we may experience volatility related to operating results as the business scales. The majority of the premium revenue in the United American Division comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 4% for the six months ended June 30, 2026, unchanged for the same period in 2025.

The Family Heritage Division is an exclusive agency that primarily markets individual limited-benefit supplemental health insurance to small to medium-sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 36% for the six months ended June 30, 2026 and 35% for the same period in the prior year.
The Division experienced a 13% increase in health net sales as compared with the same six month period a year ago, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.
Below is the average producing agent count for the six months ended June 30, 2026 and 2025 for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2026	2025	Amount	%
Family Heritage	1,585	1,458	127	9

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

The Liberty National Division represented 11% of all Globe Life health premium income for the six months ended June 30, 2026. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $95.0 million for the six months ended June 30, 2026 down slightly from $95.6 million for the same period in 2025. Liberty National's first-year collected premium declined slightly to $13.8 million in the six months ended June 30, 2026, compared with the same period in 2025. Health net sales for the six months ended June 30, 2026 fell 9% from the comparable period in 2025. For the six months ended June 30, 2026, underwriting margin as a percent of premium was 51%, a decrease from the same period in the prior year. These declines reflect a greater emphasis toward the sale of life insurance products. While the agency will continue to focus on life sales, it is currently implementing updates to its sales presentation to reinvigorate health sales going forward.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 12% of health premium for the six months ended June 30, 2026 and 13% for the same period in 2025.

        GL Q2 2026 FORM 10-Q

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Net investment income	$583,644	$562,783	$20,861	4
Required interest on policy liabilities(1)	(508,675)	(492,085)	(16,590)	3
Excess investment income	$74,969	$70,698	$4,271	6

Excess investment income per diluted share	$0.94	$0.85	$0.09	11

Mean invested assets (at amortized cost)	$21,905,981	$21,494,647	$411,334	2
Average insurance policy liabilities	18,453,302	17,727,143	726,159	4
(1)Required interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $4 million, or 6%, compared with the year-ago period. Excess investment income per diluted common share was $0.94 for the six months ended June 30, 2026, an increase of 11% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2026 was $584 million, or 4% greater than the prior year quarter period. Mean invested assets increased 2% during the first six months of 2026 over the same period last year. Net investment income increased in the current period due to higher earned yields on fixed maturities, commercial mortgage loans and other long-term investments compared to the prior year period. The effective annual yield earned on the fixed maturity portfolio was 5.31% in the first six months of 2026, compared to 5.27% for the comparable period in 2025. The earned yield on total long-term invested assets, which includes our fixed maturity, commercial mortgage loan and other long-term non-fixed maturity investments, was 5.51% for the first six months of 2026 compared to 5.38% for the comparable period of 2025.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

While our core investments are fixed maturities, the Company also invests in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the six months ended June 30, 2026 was 7.20% compared with 5.62% in the prior-year period. The higher earned yield on commercial mortgage loans is due to a lower number of non-accrual loans in the first six months compared to the prior-year period. The earned yield on limited partnership investments for the six months ended June 30, 2026 was 8.06%, compared with 7.60% in the comparable prior-year period. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of June 30, 2026, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $17 million, or 3%, to $509 million, consistent with the 4% growth in average interest-bearing insurance policy liabilities.

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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2026		2025
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(385)	$—	$(4,262)	$(0.05)
Matured or other redemptions(1)	1,765	0.02	(5,257)	(0.06)
Provision for credit losses	—	—	32	—
Fair value option—change in fair value	1,988	0.02	(4,823)	(0.06)
Mortgages	(198)	—	242	—
Other investments	(1,544)	(0.02)	(1,060)	(0.01)
Total realized gains (losses)—investments	1,626	0.02	(15,128)	(0.18)
Other gains (losses)(2)	2,846	0.04	521	0.01
Total realized gains (losses)	$4,472	$0.06	$(14,607)	$(0.17)
(1)During the six months ended June 30, 2026 and 2025, the Company recorded $29.0 million and $128.3 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in net realized gains (losses) of $0 and $(2.5) million net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q2 2026 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cost of acquisitions:
Investment-grade corporate securities	$679,338	$479,578
Investment-grade municipal securities	85,984	18,228
Other securities	52,574	10,292
Total fixed maturity acquisitions(1)	$817,896	$508,098

Effective annual yield (one year compounded)(2)	6.25%	6.43%
Average life (in years, to next call)	36.6	35.8
Average life (in years, to maturity)	39.2	38.3
Average rating	A	A-
(1)Fixed maturity acquisitions included unsettled trades of $5 million in 2026 and $0 in 2025.
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

During the first six months of 2026 and 2025, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2026, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.31%, up approximately 4 basis points from the yield in the first six months of 2025. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2026, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while striving to maximize the risk-adjusted, capital-adjusted return.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In addition to the fixed maturity acquisitions, Globe Life invested in commercial mortgage loans and in other long-term investments. See Note—4 Investments for further discussion.

The following table summarizes Globe Life's other investment acquisitions of the following assets.

Other Investment Acquisitions
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Commercial mortgage loans:
Directly held	$83,698	$66,836
Limited partnerships	38,392	25,103
Total commercial mortgage loans	122,090	91,939

Other long-term investments:
Limited partnerships	36,789	27,713
Company-owned life insurance	75,000	—
Total other long-term investments	111,789	27,713

Common stock	3,914	1,844
Total	$237,793	$121,496

Since fixed maturities represent such a significant portion of our investment portfolio, 87% of total amortized cost, net of allowance for credit losses, at June 30, 2026, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2026	December 31, 2025	June 30, 2025
Average annual effective yield(1)	5.31%	5.29%	5.26%
Average life, in years, to:
Next call(2)	15.8	15.2	15.3
Maturity(2)	20.0	19.4	19.5
Effective duration to:
Next call(2,3)	8.7	8.7	8.8
Maturity(2,3)	10.6	10.5	10.5
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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2026 and December 31, 2025.

Fixed Maturities by Sector
June 30, 2026
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,957	$33	$—	$7,990	$2,933,102	$52,435	$(194,137)	$2,791,400	15	15
Banks	60,189	204	(1,189)	59,204	959,080	24,491	(39,011)	944,560	5	5
Other financial	74,976	—	(13,854)	61,122	1,159,418	16,047	(134,338)	1,041,127	6	6
Total financial	143,122	237	(15,043)	128,316	5,051,600	92,973	(367,486)	4,777,087	26	26
Industrial
Energy	44,459	46	(3,555)	40,950	1,312,434	42,789	(58,026)	1,297,197	7	7
Basic materials	41,642	—	(8,329)	33,313	1,117,053	24,595	(87,680)	1,053,968	6	6
Consumer, non-cyclical	—	—	—	—	2,252,483	18,886	(222,673)	2,048,696	12	11
Other industrials	25,000	—	(4,571)	20,429	1,124,651	22,412	(82,419)	1,064,644	6	6
Communications	20,112	245	(3,382)	16,975	854,889	12,419	(87,425)	779,883	4	4
Transportation	—	—	—	—	657,495	15,523	(30,637)	642,381	3	4
Consumer, cyclical	88,943	—	(23,237)	65,706	350,368	5,026	(47,034)	308,360	2	2
Technology	50,265	86	(60)	50,291	345,696	200	(69,104)	276,792	2	2
Total industrial	270,421	377	(43,134)	227,664	8,015,069	141,850	(684,998)	7,471,921	42	42
Utilities	57,384	—	(6,759)	50,625	2,202,223	52,705	(103,774)	2,151,154	11	12
Total corporates	470,927	614	(64,936)	406,605	15,268,892	287,528	(1,156,258)	14,400,162	79	80
States, municipalities, and political divisions:
General obligations	—	—	—	—	908,820	4,524	(159,396)	753,948	5	4
Revenues	1,959	—	(163)	1,796	2,516,218	18,341	(320,483)	2,214,076	13	13
Total states, municipalities, and political divisions	1,959	—	(163)	1,796	3,425,038	22,865	(479,879)	2,968,024	18	17
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	464,427	334	(38,796)	425,965	2	2
Other asset-backed securities	42,930	206	—	43,136	145,641	565	(168)	146,038	1	1
Total fixed maturities	$515,816	$820	$(65,099)	$451,537	$19,303,998	$311,292	$(1,675,101)	$17,940,189	100	100

        GL Q2 2026 FORM 10-Q

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

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of June 30, 2026, representing 79% of amortized cost, net, and 80% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2026, the total fixed maturity portfolio consisted of 1,013 issuers.

Fixed maturities had a fair value of $17.9 billion at June 30, 2026, compared to $17.6 billion at December 31, 2025. The net unrealized loss position in the fixed-maturity portfolio increased from $1.2 billion at December 31, 2025 to $1.4 billion at June 30, 2026 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at June 30, 2026 and December 31, 2025, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at June 30, 2026 and December 31, 2025, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At June 30, 2026
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$980,270	5	$898,015	5
AA	3,617,026	18	3,128,933	17
A	6,368,204	33	6,037,740	34
BBB+	3,302,170	17	3,144,228	18
BBB	3,441,448	18	3,274,277	18
BBB-	1,079,064	6	1,005,459	5
Total investment grade	18,788,182	97	17,488,652	97	A

Below investment grade:
BB	416,132	2	373,487	2
B	95,527	1	74,056	1
Below B	4,157	—	3,994	—
Total below investment grade	515,816	3	451,537	3	BB
	$19,303,998	100	$17,940,189	100

Weighted average composite quality rating					A-

        GL Q2 2026 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2025. Fixed maturities rated BBB are 41% of the total portfolio at June 30, 2026, down from 42% at December 31, 2025. While this ratio may be high relative to our peers, it is at its lowest level since 2003 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2026. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets. Our allocation to BBB rated bonds has decreased over the past few years as we have found better risk-adjusted, capital-adjusted value in higher-rated bonds.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses, is as follows:
Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$521,332	$529,120
Downgrades by rating agencies	—	65,627
Upgrades by rating agencies	—	(30,565)
Dispositions	(17,561)	(65,513)
Acquisitions	11,439	6,893
Provision for credit losses	—	40
Amortization and other	606	(2,780)
Balance at end of period	$515,816	$502,822

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of June 30, 2026.

        GL Q2 2026 FORM 10-Q

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2026		2025		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$69,719	2.7	$68,365	2.8	$1,354	2
Other employee costs	22,279	0.9	19,708	0.8	2,571	13
Information technology costs	46,479	1.8	40,491	1.7	5,988	15
Legal costs	7,109	0.3	12,076	0.5	(4,967)	(41)
Other administrative costs	40,146	1.5	32,956	1.4	7,190	22
Total insurance administrative expenses	185,732	7.2	173,596	7.2	12,136	7

Parent company expense	8,102		6,605		1,497
Stock compensation expense	30,577		26,062		4,515
Legal proceedings	5,484		10,776		(5,292)
Other expenses	91		—		91
Total operating expenses, per Condensed Consolidated Statements of Operations	$229,986		$217,039		$12,947	6

Total operating expenses for June 30, 2026 increased in comparison with the prior year primarily due to increases in insurance administrative expenses. Insurance administrative expenses increased $12 million primarily due to higher information technology costs in addition to employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.2% for the six months ended June 30, 2026 and 2025.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. At June 30, 2026, we had $736 million remaining under the original authorization to repurchase. Since implementing our share repurchase program in 1986, we have used $11.4 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other alternatives and we expect to continue this program into the future.

Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Share repurchases were made in the current period with anticipation of the expected cashflows for the year.

The following table summarizes share repurchases for the six month periods ended June 30, 2026 and 2025.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2026			2025
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	2,575	$378,474	$146.99	3,317	$402,603	$121.38
Option exercise proceeds	851	133,769	157.15	881	108,598	123.27
Total	3,426	$512,243	$149.51	4,198	$511,201	$121.78
(1)Excludes excise tax on the repurchase of treasury stock of $3.1 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

        GL Q2 2026 FORM 10-Q

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2026	2025	Projected 2026	2025
Liquidity Sources:
Dividends from Subsidiaries	$372,379	$351,394	$700,000—$740,000	$815,741
Excess Cash Flows(1)	321,986	474,953	650,000—700,000	890,311
(1)Excess cash flows are reported gross of shareholder dividends. For the six months ended June 30, 2026 and 2025, shareholder dividends were $47 million and $43 million, respectively. For the twelve months ended December 31, 2026, we project approximately $95 million in shareholder dividends, compared to the $86 million paid in 2025.

Subsidiary dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding net realized capital gains. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, and a revolving credit facility.

The Company has access to a P-CAP Facility Agreement that provides us with the right to sell at any time to the Trust up to $500 million of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). Our capacity under the agreement is based on the value of the Strips which was $493 million as of June 30, 2026. We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance Right.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At June 30, 2026, the Company had no senior note issuances under the Facility Agreement.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The five-year credit agreement was amended on June 26, 2026, resulting in an extended maturity date of June 26, 3031. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of June 30, 2026, we had available $606 million of additional borrowing capacity under this facility, compared to $488 million a year earlier. As of June 30, 2026, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credit. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q2 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2026	December 31, 2025	June 30, 2025
Balance of commercial paper at end of period (par value)	$279,000	$306,000	$397,000
Annualized interest rate	4.07%	4.05%	4.73%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	$606,000	$579,000	$488,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$395,242	$456,181
Daily-weighted average interest rate (annualized)	4.02%	4.99%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500

The Company reduced commercial paper borrowings by $27 million since year end.

The Parent Company expects to have readily available funds for 2026 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to the issuance of debt and intercompany borrowings. The Parent Company had access to $113 million of liquid assets available as of June 30, 2026. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows from operations were $735 million in the six months ended June 30, 2026, compared with $740 million in the same period of 2025. The decrease is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $454 million during the six months ended June 30, 2026. The Parent Company has in place a revolving credit facility and a P-CAPS facility. See Note 11—Debt for further details. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $455 million at June 30, 2026, compared with $459 million at December 31, 2025. In addition to these liquid assets, $18 billion (fair value at June 30, 2026) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.7 billion, at fair value, is pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility, FHLB and P-CAPS facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Borrowings. At June 30, 2026, the outstanding long-term debt at book value was $2.7 billion compared with $2.3 billion at December 31, 2025.

Selected Information about Debt Issues
As of June 30, 2026
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$548,141	$548,762
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,846	360,952
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	400,000	392,427	394,428
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	445,433	464,247
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,470	92,299
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,516	197,600
Term loan(2)	05/11/2023	06/26/2029	5.116%	quarterly	450,000	446,648	446,648
Subtotal					2,700,000	2,671,481	2,504,936
Unamortized issuance costs(3)					—	(6,185)	—
Total long-term debt					2,700,000	2,665,296	2,504,936

Commercial paper					279,000	277,953	277,953
Total short-term debt					279,000	277,953	277,953

Total debt					$2,979,000	$2,943,249	$2,782,889
(1)The $150 million 4.80% Senior Notes, previously held by two insurance subsidiaries, were sold and issued to a third party at a discount of $4.2 million during the quarter ended June 30, 2026.
(2)The term loan was amended and restated on June 26, 2026 extending the maturity date from August 15, 2027 to June 26, 2029 and increasing the principal amount from $250 million to $450 million.
(3)Unamortized issuance costs for P-CAPS facility agreement.

Financing costs consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	%
Interest on funded debt	$48,236	$47,179	$1,057	2
Interest on term loans	6,869	7,674	(805)	(10)
Interest on short-term debt	10,328	15,011	(4,683)	(31)
Other	4,617	13	4,604
Financing costs	$70,050	$69,877	$173	—

During the first six months of 2026, financing costs were flat compared to the prior year. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Subsidiary Capital: The National Association of Insurance Commissioners has established a risk-based factor approach for determining threshold risk-based capital levels for all U.S. insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital ratio is typically calculated by dividing adjusted total statutory capital by the amount of RBC determined using the NAIC’s factors.

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

In addition, our Bermuda-based insurance subsidiaries are subject to regulation in Bermuda. The Bermuda Monetary Authority ("BMA") has capital requirements and solvency standards including limitations on dividends or distributions to shareholders. Our Bermuda subsidiaries' level of capitalization exceeded the required minimum solvency margins for the year ended 2025.

Shareholders' Equity: Shareholders’ equity was $6.2 billion at June 30, 2026. This compares with $6.0 billion at December 31, 2025 and $5.4 billion at June 30, 2025. During the six months since December 31, 2025, shareholders’ equity increased as a result of net income of $558 million during the first six months of 2026, but was offset by share repurchases of $378 million and an additional $134 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $50 million primarily due to changes in interest rates and discount rates over the period.

On April 30, 2026, the Parent Company announced that it had declared a quarterly dividend of $0.33 per share, an increase of 22% from the previous amount of $0.27 per share. This dividend was paid on July 31, 2026.

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

        GL Q2 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

        GL Q2 2026 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2026.

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

As of the end of the fiscal period completed June 30, 2026, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended June 30, 2026, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

        GL Q2 2026 FORM 10-Q

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2026

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	501,445	$148.56	501,445	—
May 1-31, 2026	626,817	154.34	626,817	—
June 1-30, 2026	612,421	167.20	612,421	—

Item 5. Other Information

(c) Trading arrangements

During the six months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q2 2026 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
10.1	Globe Life Inc. 2026 Non-Employee Director Compensation Plan
10.2	Form of Stock Option Award Agreement under Globe Life Inc. 2026 Non-Employee Director Compensation Plan
10.3	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2026 Non-Employee Director Compensation Plan
10.4	Form of Restricted Stock Award Agreement under Globe Life Inc. 2026 Non-Employee Director Compensation Plan
10.5
Third Amended and Restated Credit Agreement dated June 26, 2026 among Wells Fargo, National Association, as Administrative Agent, Swing Line Lender, and L/C Administrator, the Lenders party thereto, Globe Life Inc. and TMK RE, LTD

10.6	Amended and Restated Term Loan Agreement dated June 26, 2026 among Wells Fargo, National Association, as Administrative Agent, the Lenders party thereto and Globe Life Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q2 2026 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: August 5, 2026	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: August 5, 2026	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: August 5, 2026	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q2 2026 FORM 10-Q