Form 10-Q
period 2026-09-30
GLOBE LIFE INC.
filed 2026-11-04
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, $1.00 Par Value	75,439,736
GL Q3 2026 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q3 2026 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2026—$19,564,388; 2025—$18,820,464, allowance for credit losses: 2026— $3,297; 2025— $3,297)	$16,873,879	$17,589,342
Mortgage loans	459,302	428,517
Policy loans	771,652	741,375
Other long-term investments (includes: 2026—$1,060,664; 2025—$1,109,719 under the fair value option)	1,433,301	1,396,064
Short-term investments	95,244	314,711
Total investments	19,633,378	20,470,009
Cash	257,921	144,704
Accrued investment income	296,746	272,818
Other receivables	792,062	768,592
Deferred acquisition costs	7,350,491	6,999,136
Goodwill	490,446	490,446
Other assets	1,749,373	1,667,987
Total assets	$30,570,417	$30,813,692
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2026—$18,497,791; 2025—$18,129,506)	$17,622,629	$19,169,687
Unearned and advance premium	275,478	270,663
Policy claims and other benefits payable	562,059	540,832
Other policyholders' funds	555,598	532,047
Total policy liabilities	19,015,764	20,513,229
Current and deferred income taxes	995,223	859,628
Short-term debt	317,618	304,656
Long-term debt (estimated fair value: 2026—$2,429,900; 2025—$2,225,320)	2,667,769	2,320,793
Other liabilities	955,559	840,807
Total liabilities	23,951,933	24,839,113
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2026 and 2025	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2026—92,218,183 issued; 2025—92,218,183 issued)	92,218	92,218
Additional paid-in-capital	550,542	536,363
Accumulated other comprehensive income (loss)	(1,416,943)	(1,771,444)
Retained earnings	9,370,645	8,546,807
Treasury stock, at cost: (2026—16,155,340 shares; 2025—13,125,082 shares)	(1,977,978)	(1,429,365)
Total shareholders' equity	6,618,484	5,974,579
Total liabilities and shareholders' equity	$30,570,417	$30,813,692
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Life premium	$864,552	$844,483	$2,578,524	$2,513,890
Health premium	446,857	386,524	1,300,620	1,134,414
Total premium	1,311,409	1,231,007	3,879,144	3,648,304
Net investment income	295,895	286,013	879,539	848,796
Realized gains (losses)	(12,612)	(4,987)	(6,952)	(23,476)
Other income	1,245	955	3,555	1,073
Total revenue	1,595,937	1,512,988	4,755,286	4,474,697

Benefits and expenses:
Life policyholder benefits(1)	414,701	381,511	1,447,510	1,410,622
Health policyholder benefits(2)	272,129	227,940	812,875	691,793
Other policyholder benefits	7,268	7,171	21,548	20,970
Total policyholder benefits	694,098	616,622	2,281,933	2,123,385

Amortization of deferred acquisition costs	124,654	114,074	363,473	330,990
Commissions, premium taxes, and non-deferred acquisition costs	174,863	157,494	518,503	479,228
Other operating expense	123,274	111,562	353,260	328,601
Interest expense	37,814	36,134	107,864	106,011
Total benefits and expenses	1,154,703	1,035,886	3,625,033	3,368,215

Income before income taxes	441,234	477,102	1,130,253	1,106,482
Income tax benefit (expense)	(80,127)	(89,259)	(210,873)	(211,327)
Net income	$361,107	$387,843	$919,380	$895,155

Basic net income per common share	$4.71	$4.81	$11.86	$10.91

Diluted net income per common share	$4.62	$4.73	$11.64	$10.77
(1)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, gain of $116.7 million before tax for the three months ended September 30, 2026 and a total remeasurement gain of $149.5 million before tax for the same period in 2025. Net of total remeasurement gain of $159.1 million before tax for the nine months ended September 30, 2026 and a total remeasurement gain of $174.7 million before tax for the same period in 2025.
(2)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, gain of $29.1 million before tax for the three months ended September 30, 2026 and a total remeasurement gain of $8.8 million before tax for the same period in 2025. Net of total remeasurement gain of $36.5 million before tax for the nine months ended September 30, 2026 and a total remeasurement gain of $13.2 million before tax for the same period in 2025.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$361,107	$387,843	$919,380	$895,155

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(1,327,667)	432,361	(1,458,440)	513,171
Other reclassification adjustments included in net income	4,062	9,933	(2,123)	17,195
Foreign exchange adjustment on fixed maturities recorded at fair value	202	606	1,176	(1,152)
Total unrealized investment gains (losses)	(1,323,403)	442,900	(1,459,387)	529,214
Less applicable tax (expense) benefit	277,914	(93,009)	306,470	(111,132)
Unrealized gains (losses) on investments, net of tax	(1,045,489)	349,891	(1,152,917)	418,082

Future Policy Benefits:
Change in discount rate on future policy benefits	1,706,586	(423,443)	1,915,230	(470,566)
Less applicable tax (expense) benefit	(358,383)	88,924	(402,198)	98,820
Future policy benefit adjustments, net of tax	1,348,203	(334,519)	1,513,032	(371,746)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	2,514	(5,627)	(8,903)	13,094
Less applicable tax (expense) benefit	(527)	1,182	1,871	(2,751)
Foreign exchange translation adjustments, other than securities, net of tax	1,987	(4,445)	(7,032)	10,343

Pension:
Pension adjustments	108	64	1,795	191
Less applicable tax (expense) benefit	(23)	(14)	(377)	(41)
Pension adjustments, net of tax	85	50	1,418	150

Other comprehensive income (loss)	304,786	10,977	354,501	56,829
Comprehensive income (loss)	$665,893	$398,820	$1,273,881	$951,984

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2025	$—	$92,218	$536,363	$(1,771,444)	$8,546,807	$(1,429,365)	$5,974,579
Comprehensive income (loss)	—	—	—	70,653	270,526	—	341,179
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,697)	—	(25,697)
Acquisition of treasury stock	—	—	—	—	—	(240,465)	(240,465)
Stock-based compensation	—	—	(12,134)	—	—	25,737	13,603
Exercise of stock options	—	—	—	—	(5,244)	26,641	21,397
Balance at March 31, 2026	—	92,218	524,229	(1,700,791)	8,786,392	(1,617,452)	6,084,596
Comprehensive income (loss)	—	—	—	(20,938)	287,747	—	266,809
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,426)	—	(25,426)
Acquisition of treasury stock	—	—	—	—	—	(274,722)	(274,722)
Stock-based compensation	—	—	12,118	—	—	4,856	16,974
Exercise of stock options	—	—	—	—	(11,318)	98,902	87,584
Balance at June 30, 2026	—	92,218	536,347	(1,721,729)	9,037,395	(1,788,416)	6,155,815
Comprehensive income (loss)	—	—	—	304,786	361,107	—	665,893
Common dividends declared ($0.3300 per share)	—	—	—	—	(25,117)	—	(25,117)
Acquisition of treasury stock	—	—	—	—	—	(217,960)	(217,960)
Stock-based compensation	—	—	14,195	—	—	1,215	15,410
Exercise of stock options	—	—	—	—	(2,740)	27,183	24,443
Balance at September 30, 2026	$—	$92,218	$550,542	$(1,416,943)	$9,370,645	$(1,977,978)	$6,618,484

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash provided from (used for) operating activities	$1,060,764	$1,045,790

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	526,802	456,567
Fixed maturities available for sale—matured or other redemptions	366,962	217,427
Mortgage loans	123,868	19,742
Other long-term investments	154,839	82,337
Total investments sold or matured	1,172,471	776,073
Acquisition of investments:
Fixed maturities—available for sale	(1,617,320)	(775,630)
Mortgage loans	(153,870)	(118,572)
Other long-term investments	(177,017)	(88,296)
Total investments acquired	(1,948,207)	(982,498)
Net (increase) decrease in policy loans	(30,277)	(29,872)
Net (increase) decrease in short-term investments	219,467	22,211
Additions to property and equipment	(56,346)	(121,979)
Investments in low-income housing interests	(37,268)	(41,709)
Cash provided from (used for) investing activities	(680,160)	(377,774)

Cash provided from (used for) financing activities:
Issuance of common stock	133,424	145,569
Cash dividends paid to shareholders	(72,501)	(64,394)
Proceeds from issuance of debt	350,000	—
Payment for debt issuance costs	(5,544)	(6,399)
Net borrowing from Federal Home Loan Bank (FHLB)	—	65,000
Net borrowing (repayment) of commercial paper	(16,500)	1,870
Proceeds from commercial paper with original maturities greater than 90 days	222,712	442,040
Repayment of commercial paper with original maturities greater than 90 days	(203,250)	(529,962)
Acquisition of treasury stock	(733,147)	(688,719)
Net receipts (payments) from deposit-type products	50,299	107,951
Cash provided from (used for) financing activities	(274,507)	(527,044)

Effect of foreign exchange rate changes on cash	7,120	(3,581)
Net increase (decrease) in cash	113,217	137,391
Cash at beginning of year	144,704	165,325
Cash at end of period	$257,921	$302,716

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2026 FORM 10-Q

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

Globe Life provides a variety of life and supplemental health insurance products to a broad base of customers. The Company is organized into three reportable segments: life insurance, health insurance, and investments.

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. The Company's distribution channels consist of the following exclusive agencies: American Income Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and the Direct to Consumer Division (DTC).

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2026, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2026 and 2025. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2026.

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

During the second quarter of 2026, management assessed all held-for-sale criteria and concluded that all criteria were satisfied. Accordingly, the Stonebridge Building is classified as an asset held for sale in "Other assets" on the Company's Condensed Consolidated Balance Sheets and depreciation of the asset ceased. Book value of the building, land and improvements was approximately $27.9 million as of September 30, 2026. The asset is measured at the lower of its carrying amount or fair value less costs to sell. The Company has executed a purchase agreement related to the Stonebridge Building for a purchase price of $34.0 million, with the sale expected to occur in early 2027. Based on management's review of the purchase price and estimated selling costs, no impairment loss was recognized upon classification. Operating expenses associated with the Stonebridge Building are expected to continue with the planned wind-down of operations and maintenance activities at the property.

        GL Q3 2026 FORM 10-Q

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

The updated guidance also requires the application of disclosure requirements in ASC 360 (Property, Plant and Equipment) for all capitalized costs regardless of presentation in the financial statements. This standard is effective for the Company for annual periods beginning on January 1, 2028 and interim periods within the annual reporting periods. The Company is evaluating the standard.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (Loss)

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2026	$(1,077,410)	$(656,799)	$(18,063)	$30,543	$(1,721,729)
Other comprehensive income (loss) before reclassifications, net of tax	(1,048,699)	1,348,203	1,987	—	301,491
Reclassifications, net of tax	3,210	—	—	85	3,295
Other comprehensive income (loss)	(1,045,489)	1,348,203	1,987	85	304,786
Balance at September 30, 2026	$(2,122,899)	$691,404	$(16,076)	$30,628	$(1,416,943)

	Three Months Ended September 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)
Other comprehensive income (loss) before reclassifications, net of tax	342,044	(334,519)	(4,445)	—	3,080
Reclassifications, net of tax	7,847	—	—	50	7,897
Other comprehensive income (loss)	349,891	(334,519)	(4,445)	50	10,977
Balance at September 30, 2025	$(901,536)	$(1,080,788)	$(11,414)	$20,847	$(1,972,891)

	Nine Months Ended September 30, 2026
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2026	$(969,982)	$(821,628)	$(9,044)	$29,210	$(1,771,444)
Other comprehensive income (loss) before reclassifications, net of tax	(1,151,240)	1,513,032	(7,032)	—	354,760
Reclassifications, net of tax	(1,677)	—	—	1,418	(259)
Other comprehensive income (loss)	(1,152,917)	1,513,032	(7,032)	1,418	354,501
Balance at September 30, 2026	$(2,122,899)	$691,404	$(16,076)	$30,628	$(1,416,943)

	Nine Months Ended September 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	404,498	(371,746)	10,343	—	43,095
Reclassifications, net of tax	13,584	—	—	150	13,734
Other comprehensive income (loss)	418,082	(371,746)	10,343	150	56,829
Balance at September 30, 2025	$(901,536)	$(1,080,788)	$(11,414)	$20,847	$(1,972,891)

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
Component Line Item	2026	2025	2026	2025
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$6,566	$11,746	$4,819	$23,755	Realized (gains) losses
Amortization of (discount) premium	(2,504)	(1,813)	(6,942)	(6,560)	Net investment income
Total before tax	4,062	9,933	(2,123)	17,195
Tax	(852)	(2,086)	446	(3,611)	Income taxes
Total after-tax	3,210	7,847	(1,677)	13,584
Pension adjustments:
Amortization of prior service cost	253	292	758	876	Other operating expense
Amortization of actuarial (gain) loss	(145)	(228)	1,037	(685)	Other operating expense
Total before tax	108	64	1,795	191
Tax	(23)	(14)	(377)	(41)	Income taxes
Total after-tax	85	50	1,418	150
Total reclassification (after-tax)	$3,295	$7,897	$(259)	$13,734

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At September 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$421,482	$—	$—	$(52,397)	$369,085	2
States, municipalities, and political subdivisions	3,478,392	—	4,507	(759,251)	2,723,648	16
Foreign governments	44,831	—	5	(9,389)	35,447	—
Corporates, by sector:
Industrials	8,179,987	—	32,723	(1,126,238)	7,086,472	42
Financial	5,020,403	—	22,191	(598,853)	4,443,741	26
Utilities	2,202,436	—	10,208	(211,314)	2,001,330	12
Total corporates	15,402,826	—	65,122	(1,936,405)	13,531,543	80
Other asset-backed securities	216,857	(3,297)	834	(238)	214,156	2
Total fixed maturities	$19,564,388	$(3,297)	$70,468	$(2,757,680)	$16,873,879	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$409,170	$—	$161	$(25,478)	$383,853	2
States, municipalities, and political subdivisions	3,385,433	—	26,955	(531,762)	2,880,626	16
Foreign governments	47,448	—	138	(8,040)	39,546	—
Corporates, by sector:
Industrials	7,787,885	—	175,164	(645,363)	7,317,686	42
Financial	4,982,187	—	134,105	(333,966)	4,782,326	27
Utilities	2,093,010	—	71,582	(93,086)	2,071,506	12
Total corporates	14,863,082	—	380,851	(1,072,415)	14,171,518	81
Other asset-backed securities	115,331	(3,297)	1,877	(112)	113,799	1
Total fixed maturities	$18,820,464	$(3,297)	$409,982	$(1,637,807)	$17,589,342	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $368 million and $313 million in fixed maturities at September 30, 2026 and December 31, 2025, respectively.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2026, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2026
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$174,268	$173,686
Due after one year through five years	785,093	782,679
Due after five years through ten years	1,924,113	1,855,639
Due after ten years through twenty years	8,833,427	7,636,065
Due after twenty years	7,630,625	6,211,649
Mortgage-backed and asset-backed securities	213,565	214,161
	$19,561,091	$16,873,879

Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2026 and 2025 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Fixed maturities available for sale	$252,332	$243,444	4	$746,752	$730,859	2
Policy loans	14,878	14,123	5	43,815	41,631	5
Mortgage loans	7,473	7,960	(6)	23,333	19,978	17
Other long-term investments(1)	27,141	24,417	11	80,500	68,934	17
Short-term investments	2,485	2,611		7,904	7,146
	304,309	292,555	4	902,304	868,548	4
Less investment expense	(8,414)	(6,542)	29	(22,765)	(19,752)	15
Net investment income	$295,895	$286,013	3	$879,539	$848,796	4
(1)For the three months ended September 30, 2026 and 2025, the investment funds, accounted for under the fair value option method, recorded $21.4 million and $21.6 million in net investment income, respectively. For the nine months ended September 30, 2026 and 2025, the investment funds, accounted for under the fair value option method, recorded $64.5 million and $58.9 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities available for sale:
Proceeds from sales(1)	$451,089	$184,500	$526,802	$456,567
Gross realized gains	7,867	916	8,829	4,011
Gross realized losses	(6,786)	(7,761)	(8,235)	(16,251)
(1)During the three and nine months ended September 30, 2026, the Company had $0 unsettled trades. There were $3.2 million unsettled trades for the same periods in 2025.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of "realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(6,566)	$(11,686)	$(4,819)	$(23,735)
Provision for credit losses	—	(60)	—	(20)
Fair value option—change in fair value	(6,080)	5,958	(3,564)	(147)
Mortgage loans	(198)	(4,526)	(449)	(4,219)
Other investments	117	(1,131)	(1,837)	(2,473)
Realized gains (losses) from investments	(12,727)	(11,445)	(10,669)	(30,594)
Other gains (losses)	115	6,458	3,717	7,118
Total realized gains (losses)	(12,612)	(4,987)	(6,952)	(23,476)
Applicable tax	2,648	1,048	1,460	4,930
Realized gains (losses), net of tax	$(9,964)	$(3,939)	$(5,492)	$(18,546)
(1)During the three months ended September 30, 2026 and 2025, the Company recorded $82.1 million and $176 thousand of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0 and $176 thousand net realized gains (losses), respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded $111.0 million and $128.5 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0 and $(3.0) million net realized gains (losses), respectively.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2026 and December 31, 2025:

	Fair Value Measurement at September 30, 2026:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$369,085	$—	$369,085
States, municipalities, and political subdivisions	—	2,718,760	4,888	2,723,648
Foreign governments	—	35,447	—	35,447
Corporates, by sector:
Financial	—	4,309,121	134,620	4,443,741
Utilities	—	1,876,041	125,289	2,001,330
Other corporate sectors	—	7,010,451	76,021	7,086,472
Total corporates	—	13,195,613	335,930	13,531,543
Other asset-backed securities	—	1,186	212,970	214,156
Total fixed maturities	$—	$16,320,091	$553,788	$16,873,879
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$383,853	$—	$383,853
States, municipalities, and political subdivisions	—	2,880,626	—	2,880,626
Foreign governments	—	39,546	—	39,546
Corporates, by sector:
Industrials	—	7,232,179	85,507	7,317,686
Financial	—	4,661,175	121,151	4,782,326
Utilities	—	1,968,840	102,666	2,071,506
Total corporates	—	13,862,194	309,324	14,171,518
Other asset-backed securities	—	27,898	85,901	113,799
Total fixed maturities	$—	$17,194,117	$395,225	$17,589,342
Percentage of total	—%	98%	2%	100%

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2026	$85,901	$—	$—	$309,324	$395,225
Included in realized gains / losses	—	—	—	746	746
Included in other comprehensive income	288	—	(669)	(17,777)	(18,158)
Acquisitions	128,671	—	5,555	65,663	199,889
Sales	—	—	—	(4,480)	(4,480)
Amortization	—	—	2	(81)	(79)
Other(1)	(1,890)	—	—	(17,465)	(19,355)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at September 30, 2026	$212,970	$—	$4,888	$335,930	$553,788
Percent of total fixed maturities	1%	—%	—%	2%	3%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$—	$420,065	$474,114
Included in realized gains / losses	—	(588)	—	(2,593)	(3,181)
Included in other comprehensive income	320	—	—	9,661	9,981
Acquisitions	52,406	—	—	30,015	82,421
Sales	—	(36,398)	—	(118,379)	(154,777)
Amortization	—	1,893	—	(205)	1,688
Other(1)	—	(7,773)	—	(22,289)	(30,062)
Transfers into Level 3(2)	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Balance at September 30, 2025	$63,909	$—	$—	$316,275	$380,184
Percent of total fixed maturities	—%	—%	—%	2%	2%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	States, Municipalities and Political Subdivisions Debt Obligations	Corporates	Total
At September 30, 2026	$288	$—	$(669)	$(17,777)	$(18,158)
At September 30, 2025	320	—	—	9,661	9,981

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2026
	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted- Average(1)
Corporates	$335,930	Discounted cash flow	Credit rating	B to AA	A-
States, municipalities and political subdivisions	4,888	Discounted cash flow	Credit rating	AAA	AAA
Asset-backed securities	212,970	Discounted cash flow	Credit rating	CC to AA	BBB
	$553,788
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2026	1,068	1,534	2,602
As of December 31, 2025	395	1,583	1,978

Globe Life's entire fixed maturity portfolio consisted of 2,642 issues by 1,005 different issuers at September 30, 2026 and 2,576 issues by 1,010 different issuers at December 31, 2025. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of September 30, 2026 and A as of December 31, 2025.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2026 and December 31, 2025.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$23,877	$(1,710)	$345,202	$(50,687)	$369,079	$(52,397)
States, municipalities, and political subdivisions	1,081,761	(80,912)	1,511,183	(677,949)	2,592,944	(758,861)
Foreign governments	10,410	(583)	22,181	(8,806)	32,591	(9,389)
Corporates, by sector:
Industrials	2,516,273	(192,515)	3,139,860	(863,576)	5,656,133	(1,056,091)
Financial	1,828,821	(141,149)	1,634,560	(439,971)	3,463,381	(581,120)
Utilities	1,026,565	(79,715)	500,580	(122,012)	1,527,145	(201,727)
Total corporates	5,371,659	(413,379)	5,275,000	(1,425,559)	10,646,659	(1,838,938)
Other asset-backed securities	21,568	(127)	1,166	(80)	22,734	(207)
Total investment grade securities	6,509,275	(496,711)	7,154,732	(2,163,081)	13,664,007	(2,659,792)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	1,568	(390)	1,568	(390)
Industrials	120,800	(16,970)	131,885	(53,177)	252,685	(70,147)
Financial	18,566	(446)	84,479	(17,287)	103,045	(17,733)
Utilities	13,020	(1,000)	34,779	(8,587)	47,799	(9,587)
Total corporates	152,386	(18,416)	251,143	(79,051)	403,529	(97,467)
Other asset-backed securities	10,845	(31)	—	—	10,845	(31)
Total below investment grade securities	163,231	(18,447)	252,711	(79,441)	415,942	(97,888)
Total fixed maturities	$6,672,506	$(515,158)	$7,407,443	$(2,242,522)	$14,079,949	$(2,757,680)

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses beginning balance	$3,297	$10,355	$3,297	$10,395
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	60	—	20
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$3,297	$10,415	$3,297	$10,415

As of September 30, 2026, the Company had one fixed maturity security in non-accrual status with an amortized cost of $5.5 million and an allowance of $3.3 million. As of December 31, 2025, the Company had two fixed maturity securities in non-accrual status with an amortized cost of $9.2 million and an allowance of $3.3 million.

Mortgage Loans (commercial mortgage loans): Investments in commercial mortgage loans are made through direct investments and through investment funds. Globe Life has total commercial mortgage loan investments made directly and through investment funds of $1.00 billion at September 30, 2026 and $1.04 billion at December 31, 2025. The commercial mortgage loan summaries provided in this section pertain only to those commercial mortgage loans made directly.

Summaries of commercial mortgage loans by property type and geographical location at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$219,841	48	$155,208	36
Hospitality	100,936	22	99,492	23
Multi-family	116,330	25	99,212	23
Retail	24,236	5	76,059	18
Office	2,923	1	3,061	1
Total recorded investment	464,266	101	433,032	101
Less allowance for credit losses	(4,964)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$459,302	100	$428,517	100

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$130,732	28	$88,681	21
Texas	47,554	10	66,597	15
North Carolina	33,591	7	42,358	10
Minnesota	31,133	7	31,084	7
California	29,899	7	28,450	7
Pennsylvania	26,168	6	19,814	5
Other	165,189	36	156,048	36
Total recorded investment	464,266	101	433,032	101
Less allowance for credit losses	(4,964)	(1)	(4,515)	(1)
Carrying value, net of allowance for credit losses	$459,302	100	$428,517	100

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

	September 30, 2026
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$66,864	$51,937	$344,270	$463,071	100
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	1,195	—	—	1,195	—
Total	$68,059	$51,937	$344,270	464,266	100
Less allowance for credit losses				(4,964)
Total, net of allowance for credit losses				$459,302
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

        GL Q3 2026 FORM 10-Q

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

As of September 30, 2026, the Company had 41 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined two loans were collateral dependent or likely to foreclose.

For the nine months ended September 30, 2026, the allowance for credit losses increased by $449 thousand to $5.0 million. The provision for credit losses is included in "Realized gains (losses)" on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses beginning balance	$4,766	$6,629	$4,515	$7,644
Provision (reversal) for credit losses	198	404	449	266
Reduction in allowance due to dispositions	—	(1,400)	—	(2,277)
Allowance for credit losses ending balance	$4,964	$5,633	$4,964	$5,633

As of September 30, 2026 and December 31, 2025, the Company had two commercial mortgage loans in non-accrual status with a principal balance of $3 million and no delinquent commercial mortgage loans. The Company's unfunded commitment balance to commercial loan borrowers was $21 million as of September 30, 2026.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2026	December 31, 2025
Investment funds	$1,060,664	$1,109,719
Company-owned life insurance(1)	333,236	243,721
Other	39,401	42,624
Total	$1,433,301	$1,396,064
(1) Company-owned life insurance is reported at cash surrender value.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents additional information about the Company's investment funds as of September 30, 2026 and December 31, 2025 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	September 30, 2026	December 31, 2025	September 30, 2026	Redemption Term/Notice(1)
Commercial mortgage loans	$536,032	$614,080	$535,351	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	241,210	223,665	187,927	Fully redeemable and non-redeemable with varying terms.
Infrastructure	207,742	187,964	27,530	Fully redeemable and non-redeemable with varying terms.
Other	75,680	84,010	59,707	Non-redeemable with varying terms
Total investment funds	$1,060,664	$1,109,719	$810,515
(1)Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2)Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of September 30, 2026, unfunded commitments totaled $925 million, including funds past the investment period.

The Company had $98 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $811 million as of September 30, 2026.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Guarantees: In connection with the Pre-capitalized Trust Securities agreement signed on July 1, 2025, Globe Life Inc. is required to purchase any treasury securities in default. Management believes it is unlikely the Company will have to make any material payments under this agreement due to default. In addition, Globe Life Inc. has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary ("TMK Re"), to secure TMK Re's obligation for claims on certain policies reinsured by TMK Re that were sold by other Globe Life Inc. insurance subsidiaries. These letters of credit facilitate TMK Re's ability to reinsure the business of Globe Life Inc.'s insurance subsidiaries. The credit facility was amended and restated on June 26, 2026 and now expires in 2031. The maximum amount of letters of credit available is $250 million. Globe Life Inc. would be liable to the extent that TMK Re does not pay the reinsured party. The amount of letters of credit outstanding at September 30, 2026 was $115 million.

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

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and nine month periods ended September 30, 2026 and 2025:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	(136,473)	(89,711)	(52,204)	(5,160)	(283,548)
Effect of actual variances from expected experience	(166,114)	(203,565)	(24,106)	(14,207)	(407,992)
Adjusted balance at January 1, 2025	4,354,123	5,211,636	970,710	410,909	10,947,378
Issuances(1)	554,627	384,426	81,718	18,588	1,039,359
Interest accrual(2)	169,466	215,586	40,194	16,683	441,929
Net premiums collected(3)	(421,703)	(440,708)	(99,565)	(32,654)	(994,630)
Effect of changes in the foreign exchange rate	10,349	—	—	—	10,349
Ending balance at original discount rates	4,666,862	5,370,940	993,057	413,526	11,444,385
Effect of change from original to current discount rates	106,621	259,166	26,011	19,941	411,739
Balance at September 30, 2025	$4,773,483	$5,630,106	$1,019,068	$433,467	$11,856,124

Balance at January 1, 2026	$4,792,153	$5,542,616	$1,008,538	$425,338	$11,768,645
Beginning balance at original discount rates	4,710,303	5,321,113	988,843	408,949	11,429,208
Effect of changes in assumptions on future cash flows	(223,721)	(59,438)	(13,652)	6,312	(290,499)
Effect of actual variances from expected experience	(163,254)	(225,859)	(30,555)	(8,510)	(428,178)
Adjusted balance at January 1, 2026	4,323,328	5,035,816	944,636	406,751	10,710,531
Issuances(1)	505,008	347,381	83,719	15,730	951,838
Interest accrual(2)	166,430	206,430	37,361	15,939	426,160
Net premiums collected(3)	(426,256)	(424,693)	(94,457)	(32,271)	(977,677)
Effect of changes in the foreign exchange rate	(7,949)	—	—	—	(7,949)
Ending balance at original discount rates	4,560,561	5,164,934	971,259	406,149	11,102,903
Effect of change from original to current discount rates	(226,805)	(182,949)	(48,333)	(16,589)	(474,676)
Balance at September 30, 2026	$4,333,756	$4,981,985	$922,926	$389,560	$10,628,227
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397
Beginning balance at original discount rates	4,771,460	5,498,605	1,047,994	422,810	11,740,869
Effect of changes in assumptions on future cash flows	(136,473)	(89,711)	(52,204)	(5,160)	(283,548)
Effect of actual variances from expected experience	(53,404)	(90,898)	(10,330)	(5,320)	(159,952)
Adjusted balance at July 1, 2025	4,581,583	5,317,996	985,460	412,330	11,297,369
Issuances(1)	174,415	127,328	27,325	6,475	335,543
Interest accrual(2)	55,825	71,053	13,138	5,472	145,488
Net premiums collected(3)	(140,680)	(145,437)	(32,866)	(10,751)	(329,734)
Effect of changes in the foreign exchange rate	(4,281)	—	—	—	(4,281)
Ending balance at original discount rates	4,666,862	5,370,940	993,057	413,526	11,444,385
Effect of change from original to current discount rates	106,621	259,166	26,011	19,941	411,739
Balance at September 30, 2025	$4,773,483	$5,630,106	$1,019,068	$433,467	$11,856,124

Balance at July 1, 2026	$4,775,137	$5,398,228	$992,148	$412,086	$11,577,599
Beginning balance at original discount rates	4,751,215	5,260,714	986,429	402,325	11,400,683
Effect of changes in assumptions on future cash flows	(223,721)	(59,438)	(13,652)	6,312	(290,499)
Effect of actual variances from expected experience	(45,323)	(75,291)	(10,088)	(2,037)	(132,739)
Adjusted balance at July 1, 2026	4,482,171	5,125,985	962,689	406,600	10,977,445
Issuances(1)	162,915	110,969	27,576	5,345	306,805
Interest accrual(2)	54,547	67,891	12,357	5,296	140,091
Net premiums collected(3)	(141,996)	(139,911)	(31,363)	(11,092)	(324,362)
Effect of changes in the foreign exchange rate	2,924	—	—	—	2,924
Ending balance at original discount rates	4,560,561	5,164,934	971,259	406,149	11,102,903
Effect of change from original to current discount rates	(226,805)	(182,949)	(48,333)	(16,589)	(474,676)
Balance at September 30, 2026	$4,333,756	$4,981,985	$922,926	$389,560	$10,628,227
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	(189,172)	(129,189)	(89,154)	(9,081)	(416,596)
Effect of actual variances from expected experience	(184,713)	(223,416)	(32,071)	(21,159)	(461,359)
Adjusted balance at January 1, 2025	9,134,703	8,308,343	3,218,994	3,551,828	24,213,868
Issuances(1)	554,627	384,425	81,716	18,588	1,039,356
Interest accrual(2)	385,316	358,173	133,963	160,848	1,038,300
Benefit payments(3)	(340,667)	(428,849)	(153,840)	(105,916)	(1,029,272)
Effect of changes in the foreign exchange rate	24,400	—	—	—	24,400
Ending balance at original discount rates	9,758,379	8,622,092	3,280,833	3,625,348	25,286,652
Effect of change from original to current discount rates	607,423	695,305	121,891	479,664	1,904,283
Balance at September 30, 2025	$10,365,802	$9,317,397	$3,402,724	$4,105,012	$27,190,935

Balance at January 1, 2026	$10,358,054	$9,205,616	$3,371,175	$4,054,000	$26,988,845
Beginning balance at original discount rates	9,905,431	8,616,929	3,291,890	3,643,392	25,457,642
Effect of changes in assumptions on future cash flows	(277,896)	(90,827)	(28,172)	9,637	(387,258)
Effect of actual variances from expected experience	(186,298)	(260,792)	(35,783)	(14,688)	(497,561)
Adjusted balance at January 1, 2026	9,441,237	8,265,310	3,227,935	3,638,341	24,572,823
Issuances(1)	505,009	347,379	83,720	15,730	951,838
Interest accrual(2)	394,666	355,033	131,361	163,640	1,044,700
Benefit payments(3)	(356,948)	(396,334)	(156,842)	(125,394)	(1,035,518)
Effect of changes in the foreign exchange rate	(20,096)	—	—	—	(20,096)
Ending balance at original discount rates	9,963,868	8,571,388	3,286,174	3,692,317	25,513,747
Effect of change from original to current discount rates	(518,241)	(216,314)	(218,780)	(12,797)	(966,132)
Balance at September 30, 2026	$9,445,627	$8,355,074	$3,067,394	$3,679,520	$24,547,615
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502
Beginning balance at original discount rates	9,829,535	8,742,750	3,358,803	3,617,306	25,548,394
Effect of changes in assumptions on future cash flows	(189,172)	(129,189)	(89,154)	(9,081)	(416,596)
Effect of actual variances from expected experience	(60,805)	(100,922)	(14,354)	(8,215)	(184,296)
Adjusted balance at July 1, 2025	9,579,558	8,512,639	3,255,295	3,600,010	24,947,502
Issuances(1)	174,414	127,326	27,324	6,475	335,539
Interest accrual(2)	128,559	119,076	44,398	53,827	345,860
Benefit payments(3)	(113,819)	(136,949)	(46,184)	(34,964)	(331,916)
Effect of changes in the foreign exchange rate	(10,333)	—	—	—	(10,333)
Ending balance at original discount rates	9,758,379	8,622,092	3,280,833	3,625,348	25,286,652
Effect of change from original to current discount rates	607,423	695,305	121,891	479,664	1,904,283
Balance at September 30, 2025	$10,365,802	$9,317,397	$3,402,724	$4,105,012	$27,190,935

Balance at July 1, 2026	$10,454,667	$9,109,087	$3,339,583	$4,029,063	$26,932,400
Beginning balance at original discount rates	10,115,818	8,649,137	3,305,905	3,673,833	25,744,693
Effect of changes in assumptions on future cash flows	(277,896)	(90,827)	(28,172)	9,637	(387,258)
Effect of actual variances from expected experience	(53,155)	(89,000)	(9,853)	(2,970)	(154,978)
Adjusted balance at July 1, 2026	9,784,767	8,469,310	3,267,880	3,680,500	25,202,457
Issuances(1)	162,915	110,968	27,575	5,344	306,802
Interest accrual(2)	131,346	117,844	43,712	54,802	347,704
Benefit payments(3)	(121,835)	(126,734)	(52,993)	(48,329)	(349,891)
Effect of changes in the foreign exchange rate	6,675	—	—	—	6,675
Ending balance at original discount rates	9,963,868	8,571,388	3,286,174	3,692,317	25,513,747
Effect of change from original to current discount rates	(518,241)	(216,314)	(218,780)	(12,797)	(966,132)
Balance at September 30, 2026	$9,445,627	$8,355,074	$3,067,394	$3,679,520	$24,547,615
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

        GL Q3 2026 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of September 30, 2026
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,403,307	$3,406,454	$2,314,915	$3,286,168	$14,410,844
Effect of changes in discount rate assumptions	(291,436)	(33,365)	(170,447)	3,792	(491,456)
Other adjustments(1)	256	65	—	91	412
Net liability for future policy benefits, after other adjustments, at current discount rates	5,112,127	3,373,154	2,144,468	3,290,051	13,919,800
Reinsurance recoverable	(194)	—	(8,285)	(12)	(8,491)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,111,933	$3,373,154	$2,136,183	$3,290,039	$13,911,309
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and nine month periods ended September 30, 2026 and 2025:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	625,460	(72,130)	29	12,588	25,985	591,932
Effect of actual variances from expected experience	22,236	(40,873)	(20,200)	(13,357)	618	(51,576)
Adjusted balance at January 1, 2025	4,596,552	1,754,870	318,104	224,372	158,522	7,052,420
Issuances(1)	378,649	210,220	41,777	30,425	18,983	680,054
Interest accrual(2)	148,586	59,364	11,959	8,071	5,307	233,287
Net premiums collected(3)	(249,382)	(151,585)	(40,275)	(20,362)	(10,442)	(472,046)
Effect of changes in the foreign exchange rate	—	—	—	991	—	991
Ending balance at original discount rates	4,874,405	1,872,869	331,565	243,497	172,370	7,494,706
Effect of change from original to current discount rates	72,577	(66,388)	6,332	4,731	6,388	23,640
Balance at September 30, 2025	$4,946,982	$1,806,481	$337,897	$248,228	$178,758	$7,518,346

Balance at January 1, 2026	$5,330,081	$1,822,012	$336,843	$248,400	$207,323	$7,944,659
Beginning balance at original discount rates	5,273,275	1,895,803	331,414	245,300	201,449	7,947,241
Effect of changes in assumptions on future cash flows	169,196	(39,327)	(3,719)	(42,615)	2,496	86,031
Effect of actual variances from expected experience	10,918	(24,100)	(19,812)	(10,072)	758	(42,308)
Adjusted balance at January 1, 2026	5,453,389	1,832,376	307,883	192,613	204,703	7,990,964
Issuances(1)	627,558	210,351	37,267	23,515	4,932	903,623
Interest accrual(2)	191,191	60,492	11,298	8,229	6,813	278,023
Net premiums collected(3)	(313,069)	(160,906)	(39,921)	(20,388)	(12,117)	(546,401)
Effect of changes in the foreign exchange rate	—	—	—	(647)	—	(647)
Ending balance at original discount rates	5,959,069	1,942,313	316,527	203,322	204,331	8,625,562
Effect of change from original to current discount rates	(367,005)	(198,985)	(13,269)	(10,723)	(8,850)	(598,832)
Balance at September 30, 2026	$5,592,064	$1,743,328	$303,258	$192,599	$195,481	$8,026,730
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718
Beginning balance at original discount rates	4,106,142	1,915,617	329,179	229,169	139,486	6,719,593
Effect of changes in assumptions on future cash flows	625,460	(72,130)	29	12,588	25,985	591,932
Effect of actual variances from expected experience	25,322	(13,649)	(2,893)	(3,613)	917	6,084
Adjusted balance at July 1, 2025	4,756,924	1,829,838	326,315	238,144	166,388	7,317,609
Issuances(1)	149,755	74,742	14,888	9,774	7,549	256,708
Interest accrual(2)	53,507	19,669	3,907	2,766	1,904	81,753
Net premiums collected(3)	(85,781)	(51,380)	(13,545)	(6,904)	(3,471)	(161,081)
Effect of changes in the foreign exchange rate	—	—	—	(283)	—	(283)
Ending balance at original discount rates	4,874,405	1,872,869	331,565	243,497	172,370	7,494,706
Effect of change from original to current discount rates	72,577	(66,388)	6,332	4,731	6,388	23,640
Balance at September 30, 2025	$4,946,982	$1,806,481	$337,897	$248,228	$178,758	$7,518,346

Balance at July 1, 2026	$5,583,238	$1,854,658	$322,541	$246,916	$206,134	$8,213,487
Beginning balance at original discount rates	5,593,064	1,947,564	321,835	246,487	202,835	8,311,785
Effect of changes in assumptions on future cash flows	169,196	(39,327)	(3,719)	(42,615)	2,496	86,031
Effect of actual variances from expected experience	27,926	(3,253)	(4,685)	(3,138)	674	17,524
Adjusted balance at July 1, 2026	5,790,186	1,904,984	313,431	200,734	206,005	8,415,340
Issuances(1)	213,812	71,300	12,751	6,094	96	304,053
Interest accrual(2)	65,831	20,313	3,674	2,528	2,255	94,601
Net premiums collected(3)	(110,760)	(54,284)	(13,329)	(6,323)	(4,025)	(188,721)
Effect of changes in the foreign exchange rate	—	—	—	289	—	289
Ending balance at original discount rates	5,959,069	1,942,313	316,527	203,322	204,331	8,625,562
Effect of change from original to current discount rates	(367,005)	(198,985)	(13,269)	(10,723)	(8,850)	(598,832)
Balance at September 30, 2026	$5,592,064	$1,743,328	$303,258	$192,599	$195,481	$8,026,730
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	622,917	(79,615)	210	16,611	22,160	582,283
Effect of actual variances from expected experience	16,726	(46,994)	(19,140)	(16,697)	672	(65,433)
Adjusted balance at January 1, 2025	4,666,503	3,585,435	772,211	348,625	150,807	9,523,581
Issuances(1)	377,636	210,219	41,259	30,423	18,932	678,469
Interest accrual(2)	151,323	117,696	30,993	13,607	5,307	318,926
Benefit payments(3)	(284,450)	(121,671)	(73,919)	(17,710)	(12,216)	(509,966)
Effect of changes in the foreign exchange rate	—	—	—	1,822	—	1,822
Ending balance at original discount rates	4,911,012	3,791,679	770,544	376,767	162,830	10,012,832
Effect of change from original to current discount rates	66,338	(230,187)	32,570	16,990	5,871	(108,418)
Balance at September 30, 2025	$4,977,350	$3,561,492	$803,114	$393,757	$168,701	$9,904,414

Balance at January 1, 2026	$5,345,453	$3,586,908	$793,855	$393,599	$196,732	$10,316,547
Beginning balance at original discount rates	5,296,183	3,845,648	765,964	380,082	191,272	10,479,149
Effect of changes in assumptions on future cash flows	183,353	(49,935)	(3,493)	(61,113)	2,288	71,100
Effect of actual variances from expected experience	447	(29,945)	(17,796)	(13,317)	(923)	(61,534)
Adjusted balance at January 1, 2026	5,479,983	3,765,768	744,675	305,652	192,637	10,488,715
Issuances(1)	626,596	210,351	36,783	23,515	4,909	902,154
Interest accrual(2)	192,005	123,146	29,543	13,954	6,813	365,461
Benefit payments(3)	(355,412)	(133,534)	(71,519)	(19,569)	(13,571)	(593,605)
Effect of changes in the foreign exchange rate	—	—	—	(1,306)	—	(1,306)
Ending balance at original discount rates	5,943,172	3,965,731	739,482	322,246	190,788	11,161,419
Effect of change from original to current discount rates	(368,120)	(571,998)	(26,694)	(11,582)	(7,567)	(985,961)
Balance at September 30, 2026	$5,575,052	$3,393,733	$712,788	$310,664	$183,221	$10,175,458
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489
Beginning balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of changes in assumptions on future cash flows	622,917	(79,615)	210	16,611	22,160	582,283
Effect of actual variances from expected experience	23,354	(16,123)	(3,885)	(4,492)	796	(350)
Adjusted balance at July 1, 2025	4,799,327	3,719,450	769,260	369,531	157,232	9,814,800
Issuances(1)	149,526	74,742	14,728	9,773	7,540	256,309
Interest accrual(2)	54,254	39,426	10,197	4,656	1,904	110,437
Benefit payments(3)	(92,095)	(41,939)	(23,641)	(6,584)	(3,846)	(168,105)
Effect of changes in the foreign exchange rate	—	—	—	(609)	—	(609)
Ending balance at original discount rates	4,911,012	3,791,679	770,544	376,767	162,830	10,012,832
Effect of change from original to current discount rates	66,338	(230,187)	32,570	16,990	5,871	(108,418)
Balance at September 30, 2025	$4,977,350	$3,561,492	$803,114	$393,757	$168,701	$9,904,414

Balance at July 1, 2026	$5,568,127	$3,661,884	$764,438	$391,257	$193,054	$10,578,760
Beginning balance at original discount rates	5,585,580	3,955,977	748,734	382,235	190,039	10,862,565
Effect of changes in assumptions on future cash flows	183,353	(49,935)	(3,493)	(61,113)	2,288	71,100
Effect of actual variances from expected experience	23,568	(4,466)	(5,803)	(4,770)	225	8,754
Adjusted balance at July 1, 2026	5,792,501	3,901,576	739,438	316,352	192,552	10,942,419
Issuances(1)	213,554	71,299	12,585	6,094	95	303,627
Interest accrual(2)	65,990	41,505	9,711	4,348	2,254	123,808
Benefit payments(3)	(128,873)	(48,649)	(22,252)	(5,084)	(4,113)	(208,971)
Effect of changes in the foreign exchange rate	—	—	—	536	—	536
Ending balance at original discount rates	5,943,172	3,965,731	739,482	322,246	190,788	11,161,419
Effect of change from original to current discount rates	(368,120)	(571,998)	(26,694)	(11,582)	(7,567)	(985,961)
Balance at September 30, 2026	$5,575,052	$3,393,733	$712,788	$310,664	$183,221	$10,175,458
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of September 30, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$36,607	$1,918,810	$438,979	$133,270	$(9,540)	$2,518,126
Effect of changes in discount rate assumptions	(6,239)	(163,799)	26,238	12,259	(517)	(132,058)
Other adjustments(1)	53,954	44	12,362	848	10,753	77,961
Net liability for future policy benefits, after other adjustments, at current discount rates	84,322	1,755,055	477,579	146,377	696	2,464,029
Reinsurance recoverable	(2,288)	—	(711)	—	—	(2,999)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$82,034	$1,755,055	$476,868	$146,377	$696	$2,461,030
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of September 30, 2026
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	(15,897)	2,023,418	422,955	118,924	(13,543)	2,535,857
Effect of changes in discount rate assumptions	(1,115)	(373,013)	(13,425)	(859)	1,283	(387,129)
Other adjustments(1)	81,495	5,223	13,185	1,874	12,795	114,572
Net liability for future policy benefits, after other adjustments, at current discount rates	64,483	1,655,628	422,715	119,939	535	2,263,300
Reinsurance recoverable	(1,628)	—	(622)	—	—	(2,250)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$62,855	$1,655,628	$422,093	$119,939	$535	$2,261,050
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

Remeasurement Gain or Loss—In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is within life and health policyholder benefits included on the Consolidated Statements of Operations.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Life Remeasurement Gain (Loss)—Experience:
American Income	$6,999	$6,322	$21,995	$17,173
Direct to Consumer	12,909	8,200	33,743	17,789
Liberty National	(87)	1,854	2,552	3,468
Other	514	2,173	4,468	5,389
Total Life Remeasurement Gain (Loss)—Experience	20,335	18,549	62,758	43,819

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	54,624	52,731	54,624	52,731
Direct to Consumer	31,382	39,480	31,382	39,480
Liberty National	13,968	35,068	13,968	35,068
Other	(3,601)	3,647	(3,601)	3,647
Total Life Remeasurement Gain (Loss)—Assumption Updates(1)	96,373	130,926	96,373	130,926

Total Life Remeasurement Gain (Loss)	116,708	149,475	159,131	174,745

Health Remeasurement Gain (Loss)—Experience:
United American	1,662	1,073	3,415	(809)
Family Heritage	906	2,252	5,465	5,728
Liberty National	1,381	1,171	781	1,533
American Income	1,035	962	2,566	3,300
Direct to Consumer	9	25	76	53
Total Health Remeasurement Gain (Loss)—Experience	4,993	5,483	12,303	9,805

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	(3,743)	279	(3,743)	279
Family Heritage	10,424	7,492	10,424	7,492
Liberty National	230	(339)	230	(339)
American Income	17,243	(4,094)	17,243	(4,094)
Direct to Consumer	(7)	19	(7)	19
Total Health Remeasurement Gain (Loss)—Assumption Updates(1)	24,147	3,357	24,147	3,357

Total Health Remeasurement Gain (Loss)	$29,140	$8,840	$36,450	$13,162
The Company performed its annual review of assumptions during the third quarter which resulted in favorable changes to its mortality and lapse assumptions on life and health. The assumption review process of the life and health segments resulted in a $120.5 million net remeasurement gain ($96.4 million and $24.1 million gains related to life and health, respectively) before tax as compared to a $134.3 million net remeasurement gain ($130.9 million and $3.4 million gains related to life and health, respectively) before tax in the year-ago quarter.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Life assumption changes reflect continued favorable mortality experience along with slightly higher lapse rates while health assumption changes reflect favorable claim experience, both resulting in lower policy obligations compared to our previously anticipated assumptions.

Excluding the impact of annual assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $25.3 million net remeasurement gain ($20.3 million and $5.0 million gains related to life and health, respectively) before tax and a $24.0 million net remeasurement gain ($18.5 million and $5.5 million gains related to life and health, respectively) before tax for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company's results for actual variances from experience for both life and health produced a $75.1 million net remeasurement gain ($62.8 million and $12.3 million gains related to life and health, respectively) compared to a $53.6 million net remeasurement gain ($43.8 million and $9.8 million gains) before tax for the same period in 2025.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025:

	At Original Discount Rates		At Current Discount Rates
	As of September 30,		As of September 30,
	2026	2025	2026	2025
Life:
American Income	$5,403,404	$5,091,655	$5,112,127	$5,592,465
Direct to Consumer	3,406,483	3,251,154	3,373,154	3,687,291
Liberty National	2,314,915	2,287,776	2,144,468	2,383,656
Other	3,286,189	3,211,850	3,290,051	3,671,575
Net liability for future policy benefits—long duration life	14,410,991	13,842,435	13,919,800	15,334,987
Health:
United American	66,536	84,212	64,483	84,322
Family Heritage	2,023,508	1,918,844	1,655,628	1,755,055
Liberty National	436,207	450,490	422,715	477,579
American Income	120,533	134,125	119,939	146,377
Direct to Consumer	531	669	535	696
Net liability for future policy benefits—long duration health	2,647,315	2,588,340	2,263,300	2,464,029
Deferred profit liability	189,066	184,563	189,066	184,563
Deferred annuity	537,383	595,506	537,383	595,506
Interest sensitive life	704,281	714,012	704,281	714,012
Other	8,755	8,870	8,799	8,868
Total future policy benefits	$18,497,791	$17,933,726	$17,622,629	$19,301,965

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of September 30, 2026 and 2025:

	As of September 30,
	2026		2025
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	6.0%	5.7%	5.3%
Direct to Consumer	5.9%	6.0%	6.0%	5.3%
Liberty National	5.6%	6.1%	5.6%	5.3%
Other	6.2%	6.2%	6.2%	5.4%

Health
United American	5.1%	5.9%	5.1%	5.1%
Family Heritage	4.3%	6.0%	4.2%	5.2%
Liberty National	5.8%	6.2%	5.8%	5.1%
American Income	5.8%	5.9%	5.8%	5.1%
Direct to Consumer	5.1%	5.9%	5.1%	5.1%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of September 30, 2026 and 2025:

	As of September 30,
	2026		2025
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	21.63	21.22	22.42	22.32
Direct to Consumer	18.28	18.65	18.83	19.74
Liberty National	15.39	14.77	15.29	15.27
Other	15.17	15.22	15.65	16.46

Health
United American	12.34	10.74	12.44	11.27
Family Heritage	16.14	14.34	16.27	15.04
Liberty National	9.61	9.04	9.48	9.39
American Income	13.15	12.66	13.26	13.29
Direct to Consumer	12.34	10.74	12.44	11.27

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized on the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2026 and 2025:

	Life
	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
American Income	$1,394,869	$228,237	$1,333,578	$215,850
Direct to Consumer	723,710	148,565	728,565	142,531
Liberty National	299,979	93,745	288,920	93,372
Other	147,083	147,701	150,017	143,689
Total	$2,565,641	$618,248	$2,501,080	$595,442

	Life
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$470,008	$76,800	$450,840	$72,734
Direct to Consumer	240,443	49,945	242,123	48,005
Liberty National	101,147	31,265	97,289	31,148
Other	48,593	49,506	49,909	48,356
Total	$860,191	$207,516	$840,161	$200,243

	Health
	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
United American	$458,757	$1,558	$364,762	$2,567
Family Heritage	378,037	62,654	346,850	58,331
Liberty National	141,118	18,356	142,340	18,954
American Income	89,263	5,739	89,394	5,536
Direct to Consumer	15,311	8	12,671	—
Total	$1,082,486	$88,315	$956,017	$85,388

	Health
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$162,399	$975	$125,340	$700
Family Heritage	128,625	21,192	118,640	19,757
Liberty National	46,444	6,196	47,119	6,264
American Income	29,674	1,833	29,851	1,890
Direct to Consumer	5,129	8	4,321	—
Total	$372,271	$30,204	$325,271	$28,611
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the undiscounted and discounted expected future gross premiums, expected future net premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of September 30, 2026 and 2025:

	Life
	As of September 30, 2026			As of September 30, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$26,463,842	$14,993,412	$14,337,650	$26,374,505	$14,878,294	$15,314,060
PV of expected future net premiums	8,056,442	4,560,561	4,333,756	8,272,473	4,666,862	4,773,483
PV of expected future policy benefits	33,176,714	9,963,868	9,445,627	32,774,486	9,758,379	10,365,802

DTC
PV of expected future gross premiums	17,043,178	8,951,602	8,622,559	17,362,014	9,081,677	9,507,072
PV of expected future net premiums	9,777,414	5,164,934	4,981,985	10,211,558	5,370,940	5,630,106
PV of expected future policy benefits	25,268,770	8,571,388	8,355,074	25,655,289	8,622,092	9,317,397

Liberty National
PV of expected future gross premiums	5,099,634	2,942,124	2,767,909	4,948,417	2,880,523	2,914,411
PV of expected future net premiums	1,733,343	971,259	922,926	1,753,665	993,057	1,019,068
PV of expected future policy benefits	9,166,963	3,286,174	3,067,394	8,975,235	3,280,833	3,402,724

Other
PV of expected future gross premiums	3,334,164	1,734,578	1,718,088	3,508,043	1,799,893	1,942,685
PV of expected future net premiums	824,941	406,149	389,560	847,850	413,526	433,467
PV of expected future policy benefits	11,979,274	3,692,317	3,679,520	12,306,339	3,625,348	4,105,012

Total
PV of expected future gross premiums	$51,940,818	$28,621,716	$27,446,206	$52,192,979	$28,640,387	$29,678,228
PV of expected future net premiums	$20,392,140	$11,102,903	$10,628,227	$21,085,546	$11,444,385	$11,856,124
PV of expected future policy benefits	$79,591,721	$25,513,747	$24,547,615	$79,711,349	$25,286,652	$27,190,935

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $16.8 billion and $17.8 billion, as of September 30, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of September 30, 2026			As of September 30, 2025
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$14,477,258	$8,662,599	$8,127,409	$11,818,419	$7,092,508	$7,196,611
PV of expected future net premiums	9,966,861	5,959,069	5,592,064	8,133,104	4,874,405	4,946,982
PV of expected future policy benefits	9,963,795	5,943,172	5,575,052	8,216,151	4,911,012	4,977,350

Family Heritage
PV of expected future gross premiums	7,983,990	4,596,431	4,140,236	7,399,117	4,325,529	4,188,178
PV of expected future net premiums	3,361,100	1,942,313	1,743,328	3,189,479	1,872,869	1,806,481
PV of expected future policy benefits	7,894,514	3,965,731	3,393,733	7,398,497	3,791,679	3,561,492

Liberty National
PV of expected future gross premiums	1,945,363	1,236,012	1,198,750	2,007,219	1,278,863	1,326,836
PV of expected future net premiums	474,860	316,527	303,258	491,892	331,565	337,897
PV of expected future policy benefits	1,310,488	739,482	712,788	1,350,299	770,544	803,114

American Income
PV of expected future gross premiums	1,912,172	1,022,917	990,936	1,994,296	1,055,588	1,104,323
PV of expected future net premiums	378,761	203,322	192,599	458,318	243,497	248,228
PV of expected future policy benefits	695,177	322,246	310,664	813,952	376,767	393,757

Direct to Consumer
PV of expected future gross premiums	433,039	257,902	247,290	365,728	216,063	224,492
PV of expected future net premiums	344,267	204,331	195,481	293,021	172,370	178,758
PV of expected future policy benefits	311,929	190,788	183,221	268,352	162,830	168,701

Total
PV of expected future gross premiums	$26,751,822	$15,775,861	$14,704,621	$23,584,779	$13,968,551	$14,040,440
PV of expected future net premiums	$14,525,849	$8,625,562	$8,026,730	$12,565,814	$7,494,706	$7,518,346
PV of expected future policy benefits	$20,175,903	$11,161,419	$10,175,458	$18,047,251	$10,012,832	$9,904,414

The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $6.7 billion and $6.5 billion as of September 30, 2026 and 2025, respectively, and rather only includes the expected future net premiums.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes the balances of, and changes in, policyholders’ account balances as of September 30, 2026 and 2025:

	Policyholders' Account Balances
	2026			2025
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds
Balance at January 1,	$711,687	$580,669	$532,047	$723,389	$656,573	$468,604
Issuances	—	808	—	—	535	—
Premiums and deposits received	14,399	9,369	317,534	15,179	9,629	180,189
Policy charges	(8,405)	—	—	(8,833)	—	—
Surrenders and withdrawals	(16,631)	(40,485)	(296,940)	(17,803)	(50,347)	(129,685)
Benefit payments	(20,855)	(26,466)	—	(24,292)	(35,642)	—
Interest credited	20,176	14,028	17,328	20,582	15,653	16,736
Other	3,910	(540)	(14,371)	5,790	(895)	(13,711)
Balance at September 30,	$704,281	$537,383	$555,598	$714,012	$595,506	$522,133
(1) At September 30, 2026 and 2025, $366 million and $411 million, respectively, has been reinsured with third-party reinsurers under existing reinsurance agreements.

	Policyholders' Account Balances
	2026			2025
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds
Balance at July 1,	$706,527	$550,688	$577,940	$717,140	$615,897	$492,146
Issuances	—	335	—	—	188	—
Premiums and deposits received	4,517	2,397	61,604	4,779	2,676	31,669
Policy charges	(2,841)	—	—	(2,955)	—	—
Surrenders and withdrawals	(5,120)	(12,580)	(84,997)	(5,729)	(18,282)	(2,777)
Benefit payments	(7,041)	(7,818)	—	(7,960)	(9,716)	—
Interest credited	6,658	4,547	5,915	6,824	5,092	5,833
Other	1,581	(186)	(4,864)	1,913	(349)	(4,738)
Balance at September 30,	$704,281	$537,383	$555,598	$714,012	$595,506	$522,133

Weighted-average credit rate	3.83%	3.39%	4.24%	3.87%	3.41%	4.68%
Net amount at risk	$1,489,572	N/A	N/A	$1,584,392	N/A	N/A
Cash surrender value	$660,613	$537,379	$555,598	$668,706	$595,506	$522,133
(1)At September 30, 2026 and 2025, $366 million and $411 million, respectively, has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of September 30, 2026 and 2025:

	At September 30, 2026
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,067	$463,394
3.00%-3.99%	29,394	366,658	3,167
4.00%-4.99%	585,852	168,658	54,726
Greater than 5.00%	89,035	—	34,311
Total	$704,281	$537,383	$555,598
(1)At September 30, 2026, $366 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	At September 30, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,181	$428,558
3.00%-3.99%	29,433	419,069	3,100
4.00%-4.99%	595,212	174,256	55,168
Greater than 5.00%	89,367	—	35,307
Total	$714,012	$595,506	$522,133
(1)At September 30, 2025, $411 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and nine month periods ended September 30, 2026 and 2025:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	405,232	108,408	90,524	9,319	613,483
Amortization expense	(152,732)	(77,604)	(46,071)	(9,010)	(285,417)
Foreign exchange adjustment	6,735	—	—	—	6,735
Balance at September 30, 2025	$3,159,464	$1,812,034	$773,243	$290,815	$6,035,556

Balance at January 1, 2026	$3,248,907	$1,818,120	$790,987	$289,736	$6,147,750
Capitalizations	414,466	108,187	99,498	9,364	631,515
Amortization expense	(172,535)	(79,963)	(50,727)	(12,591)	(315,816)
Foreign exchange adjustment	(5,774)	—	—	—	(5,774)
Balance at September 30, 2026	$3,485,064	$1,846,344	$839,758	$286,509	$6,457,675

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048
Capitalizations	136,757	35,007	31,266	3,147	206,177
Amortization expense	(52,577)	(26,111)	(15,719)	(4,176)	(98,583)
Foreign exchange adjustment	(3,086)	—	—	—	(3,086)
Balance at September 30, 2025	$3,159,464	$1,812,034	$773,243	$290,815	$6,035,556

Balance at July 1, 2026	$3,402,808	$1,837,987	$822,821	$287,913	$6,351,529
Capitalizations	140,459	35,300	34,363	2,810	212,932
Amortization expense	(59,888)	(26,943)	(17,426)	(4,214)	(108,471)
Foreign exchange adjustment	1,685	—	—	—	1,685
Balance at September 30, 2026	$3,485,064	$1,846,344	$839,758	$286,509	$6,457,675

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	2,230	58,565	15,474	10,968	1	87,238
Amortization expense	(4,144)	(24,581)	(11,764)	(3,902)	(106)	(44,497)
Foreign exchange adjustment	—	—	—	287	—	287
Balance at September 30, 2025	$68,616	$530,103	$152,630	$83,672	$1,428	$836,449

Balance at January 1, 2026	$67,952	$543,379	$152,210	$86,446	$1,399	$851,386
Capitalizations	2,845	65,986	9,511	10,977	1	89,320
Amortization expense	(3,965)	(27,964)	(11,533)	(4,112)	(83)	(47,657)
Foreign exchange adjustment	—	—	—	(233)	—	(233)
Balance at September 30, 2026	$66,832	$581,401	$150,188	$93,078	$1,317	$892,816

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082
Capitalizations	878	20,461	3,753	3,565	1	28,658
Amortization expense	(1,335)	(8,541)	(3,945)	(1,284)	(32)	(15,137)
Foreign exchange adjustment	—	—	—	(154)	—	(154)
Balance at September 30, 2025	$68,616	$530,103	$152,630	$83,672	$1,428	$836,449

Balance at July 1, 2026	$67,028	$568,538	$150,863	$90,868	$1,343	$878,640
Capitalizations	1,154	22,417	3,140	3,579	—	30,290
Amortization expense	(1,350)	(9,554)	(3,815)	(1,438)	(26)	(16,183)
Foreign exchange adjustment	—	—	—	69	—	69
Balance at September 30, 2026	$66,832	$581,401	$150,188	$93,078	$1,317	$892,816

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025:

	September 30,
	2026	2025
Life
American Income	$3,485,064	$3,159,464
Direct to Consumer	1,846,344	1,812,034
Liberty National	839,758	773,243
Other	286,509	290,815
Total DAC—Life	6,457,675	6,035,556

Health
United American	66,832	68,616
Family Heritage	581,401	530,103
Liberty National	150,188	152,630
American Income	93,078	83,672
Direct to Consumer	1,317	1,428
Total DAC—Health	892,816	836,449

Annuity	—	337
Total	$7,350,491	$6,872,342

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of period	$225,237	$210,994
Less reinsurance recoverables	(1,233)	(1,521)
Net balance at beginning of period	224,004	209,473
Incurred related to:
Current year	776,221	851,946
Prior years	1,831	(1,831)
Total incurred	778,052	850,115
Paid related to:
Current year	565,488	659,556
Prior years	175,921	176,028
Total paid	741,409	835,584
Net balance at end of period	260,647	224,004
Plus reinsurance recoverables	1,125	1,233
Balance at end of period	$261,772	$225,237

Below is the reconciliation of the liability of "Policy claims and other benefits payable" on the Condensed Consolidated Balance Sheets.

	September 30, 2026	December 31, 2025
Policy claims and other benefits payable:
Life insurance	$300,287	$315,595
Health insurance	261,772	225,237
Total	$562,059	$540,832

        GL Q3 2026 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2026 and December 31, 2025.

Pension Assets by Component at September 30, 2026

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$48,258	$—	$—	$48,258	7
Equity exchange traded fund(1)	367,729	—	—	367,729	52
U.S. Government and Agency	—	174,891	—	174,891	25
Other bonds	—	2	—	2	—
Guaranteed annuity contract(2)	—	48,543	—	48,543	7
Short-term investments	1,267	—	—	1,267	—
Other	407	—	—	407	—
	$417,661	$223,436	$—	641,097	91
Other long-term investments(3)				60,295	9
Total pension assets				$701,392	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of September 30, 2026, the Globe Life Inc. Pension Plan owned less than 1% of four long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q3 2026 FORM 10-Q

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
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Insurance Company Collective Bargaining Agreement Employees Pension Plan.
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

SERP: The following table presents investments of the Rabbi Trust at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Total investments:
COLI	$59,699	$59,008
Exchange traded funds	119,468	111,470
	$179,167	$170,478

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Pension Plans	$605,162	$597,695
SERP	80,126	79,093
Benefit obligation	$685,288	$676,788

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and nine month periods ended September 30, 2026 and 2025.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost—benefits earned during the period	$6,838	$6,245	$20,509	$18,730
Interest cost on projected benefit obligation	9,613	9,024	28,836	27,073
Expected return on assets	(12,338)	(11,563)	(37,015)	(34,689)
Amortization:
Prior service cost	253	292	758	876
Actuarial (gain) loss	—	—	—	—
Net periodic benefit cost	$4,366	$3,998	$13,088	$11,990

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	76,591,750	80,692,558	77,510,495	82,019,029
Weighted average dilutive options outstanding	1,632,890	1,322,888	1,492,769	1,078,133
Diluted weighted average shares outstanding	78,224,640	82,015,446	79,003,264	83,097,162

Antidilutive shares	—	—	—	783,124

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2026				December 31, 2025
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(1,663)	$548,337	$541,690	$547,748
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,033)	397,967	350,384	397,604
Senior notes(1)	05/19/2022	06/15/2032	4.800%	400,000	(7,244)	392,756	377,112	246,692
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,460)	445,540	437,949	445,218
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,525)	123,475	87,538	123,461
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,462)	317,538	186,940	317,472
Term loan(2)	05/11/2023	06/26/2029	5.324%	450,000	(1,713)	448,287	448,287	248,890
Subtotal				2,700,000	(26,100)	2,673,900	2,429,900	2,327,085
Unamortized issuance costs(3)				—	(6,131)	(6,131)	—	(6,292)
Total long-term debt				2,700,000	(32,231)	2,667,769	2,429,900	2,320,793

FHLB borrowings				10,000	—	10,000	10,000	—
Commercial paper				309,000	(1,382)	307,618	307,618	304,656
Total short-term debt				319,000	(1,382)	317,618	317,618	304,656

Total debt				$3,019,000	$(33,613)	$2,985,387	$2,747,518	$2,625,449
(1)The $150 million 4.80% Senior Notes, previously held by two insurance subsidiaries, were sold and issued to a third party at a discount of $4.2 million during the quarter ended June 30, 2026.
(2)The term loan was amended and restated on June 26, 2026, extending the maturity date from August 15, 2027 to June 26, 2029 and increasing the principal amount from $250 million to $450 million.
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

Credit Facility: Globe Life has in place a credit facility which provides for a $1 billion revolving credit facility that may be increased to $1.25 billion. The credit facility was amended on June 26, 2026 and now matures on June 26, 2031, and may be extended up to a one-year period upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $1 billion, less any letters of credit issued. Interest is charged at

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of September 30, 2026, the Company was in full compliance with these covenants.

Pre-capitalized Trust Securities: On July 1, 2025, the Company entered into a 30-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $500 million par of Pre-Capitalized Trust Securities ("P-CAPS"), conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities"). P-CAPS provide the Company with a source of liquidity, the proceeds of which, if drawn, would be used for general corporate purposes.

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $500 million of its 6.580% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.789% per annum on the unexercised portion of the facility. These fees are recorded in "Interest expense" on the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses. The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding accumulated other comprehensive income ("AOCI") falls below $1.85 billion, subject to certain adjustments. As of September 30, 2026, the Company had no senior note issuances under the Facility Agreement.

Commercial Paper: The following tables present selected information concerning our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	September 30, 2026	December 31, 2025	September 30, 2025
Balance of commercial paper at end of period (par value)	$309,000	$306,000	$331,000
Annualized interest rate	4.17%	4.05%	4.60%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	576,000	579,000	554,000

Credit Facility—Commercial Paper Activity

	Nine Months Ended September 30,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$345,878	$430,732
Daily-weighted average interest rate (annualized)	4.03%	4.90%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500
Commercial paper issued during period (par value)	1,847,300	1,678,250
Commercial paper matured during period (par value)	(1,844,300)	(1,766,250)
Net commercial paper issued (matured) during period (par value)	3,000	(88,000)

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings. Globe Life owned $31.1 million in FHLB common stock as of September 30, 2026 and $32.5 million as of December 31, 2025. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

long-term investments" on the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life.

As of September 30, 2026, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $986 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.7 billion. As of September 30, 2026, $462 million in funding agreements were outstanding with the FHLB, compared to $437 million as of December 31, 2025. This amount is included in "Other policyholders' funds" on the Condensed Consolidated Balance Sheets. The Company had $10 million and $65 million in short-term borrowings from the FHLB as of September 30, 2026 and 2025, respectively.

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended September 30, 2026
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$470,362	55	$31,491	7	$501,853	38
Direct to Consumer	243,083	28	20,844	5	263,927	20
Liberty National	102,000	12	46,557	10	148,557	11
United American	1,596	—	219,340	49	220,936	17
Family Heritage	2,211	—	128,625	29	130,836	10
Other	45,300	5	—	—	45,300	4
Total	$864,552	100	$446,857	100	$1,311,409	100

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$451,214	53	$31,693	8	$482,907	39
Direct to Consumer	244,828	29	19,186	5	264,014	21
Liberty National	98,190	12	47,270	12	145,460	12
United American	1,542	—	169,735	44	171,277	14
Family Heritage	1,896	—	118,640	31	120,536	10
Other	46,813	6	—	—	46,813	4
Total	$844,483	100	$386,524	100	$1,231,007	100

Premium Income by Distribution Channel

	Nine Months Ended September 30, 2026
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,395,896	54	$93,415	7	$1,489,311	38
Direct to Consumer	731,526	29	62,447	5	793,973	21
Liberty National	302,401	12	141,539	11	443,940	11
United American	4,909	—	625,182	48	630,091	16
Family Heritage	6,410	—	378,037	29	384,447	10
Other	137,382	5	—	—	137,382	4
Total	$2,578,524	100	$1,300,620	100	$3,879,144	100

	Nine Months Ended September 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,334,591	53	$93,806	8	$1,428,397	39
Direct to Consumer	736,651	29	57,374	5	794,025	22
Liberty National	291,635	12	142,823	13	434,458	12
United American	4,704	—	493,561	43	498,265	14
Family Heritage	5,418	—	346,850	31	352,268	9
Other	140,891	6	—	—	140,891	4
Total	$2,513,890	100	$1,134,414	100	$3,648,304	100

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

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

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

	Three Months Ended September 30, 2026
	Life	Health	Investment	Consolidated
Revenue:
Premium	$864,552	$446,857	$—	$1,311,409
Net investment income	—	—	295,895	295,895
Segment revenue	864,552	446,857	295,895	1,607,304
Realized gains (losses)				(12,612)
Other income				1,245
Total consolidated revenue				$1,595,937

Expenses:
Policy obligations(1)	414,701	272,129	5,837	692,667
Required interest on reserves	(219,759)	(30,203)	252,113	2,151
Amortization of acquisition costs	108,471	16,183	—	124,654
Commissions	44,392	48,587	—	92,979
Premium taxes	18,801	8,786	—	27,587
Non-deferred acquisition costs	39,778	15,738	—	55,516
Segment profit or (loss)	$458,168	$115,637	$37,945	611,750

Insurance administrative expenses:
Salaries				35,107
Other employee costs				10,398
Information technology costs				24,212
Legal costs				3,144
Other administrative costs				22,296
Parent expense				2,875
Stock-based compensation expense				15,410
Interest expense				37,814
Legal proceedings				8,643
Other expenses				1,189
Annuity				(1,939)
Total expenses				1,154,703

Income before income taxes per Condensed Consolidated Statements of Operations				$441,234
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2026
	Life	Health	Investment	Consolidated
Revenue:
Premium	$2,578,524	$1,300,620	$—	$3,879,144
Net investment income	—	—	879,539	879,539
Segment revenue	2,578,524	1,300,620	879,539	4,758,683
Realized gains (losses)				(6,952)
Other income				3,555
Total consolidated revenue				$4,755,286

Expenses:
Policy obligations(1)	1,447,510	812,875	17,165	2,277,550
Required interest on reserves	(654,837)	(88,036)	749,460	6,587
Amortization of acquisition costs	315,816	47,657	—	363,473
Commissions	132,099	143,522	—	275,621
Premium taxes	54,834	25,337	—	80,171
Non-deferred acquisition costs	116,526	49,839	—	166,365
Segment profit or (loss)	$1,166,576	$309,426	$112,914	1,588,916

Insurance administrative expenses:
Salaries				104,826
Other employee costs				32,677
Information technology costs				70,691
Legal costs				10,253
Other administrative costs				62,442
Parent expense				10,977
Stock-based compensation expense				45,987
Interest expense				107,864
Legal proceedings				14,127
Other expenses				1,280
Annuity				(5,858)
Total expenses				3,625,033

Income before income taxes per Condensed Consolidated Statement of Operations				$1,130,253
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$2,513,890	$1,134,414	$—	$3,648,304
Net investment income	—	—	848,796	848,796
Segment revenue	2,513,890	1,134,414	848,796	4,497,100
Realized gains (losses)				(23,476)
Other income				1,073
Total consolidated revenue				$4,474,697

Expenses:
Policy obligations(1)	1,410,622	691,793	16,591	$2,119,006
Required interest on reserves	(632,150)	(85,194)	724,624	7,280
Amortization of acquisition costs	285,417	44,497	—	329,914
Commissions	130,848	127,551	—	258,399
Premium taxes	51,621	22,423	—	74,044
Non-deferred acquisition costs	108,586	42,192	—	150,778
Segment profit or (loss)	$1,158,946	$291,152	$107,581	1,557,679

Insurance administrative expenses:
Salaries				102,630
Other employee costs				29,764
Information technology costs				62,286
Legal costs				16,930
Other administrative costs				51,753
Parent expense				10,710
Stock-based compensation expense				40,665
Interest expense				106,011
Legal proceedings				13,365
Other expenses				498
Annuity				(5,818)
Total expenses				3,368,215

Income before income taxes per Condensed Consolidated Statement of Operations				$1,106,482
(1)Policy obligations are impacted by actual claims and policyholder behavior, including impacts relative to assumptions related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2026 FORM 10-Q

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

Assets by Segment

	September 30, 2026
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,891,299	$19,891,299
Accrued investment income	—	—	296,746	296,746
Deferred acquisition costs	6,457,675	892,816	—	7,350,491
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,767,284	$1,073,653	$20,188,045	28,028,982

Annuity and other corporate				2,541,435
Total assets				$30,570,417

	December 31, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,614,713	$20,614,713
Accrued investment income	—	—	272,818	272,818
Deferred acquisition costs	6,147,750	851,386	—	6,999,136
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,457,359	$1,032,223	$20,887,531	28,377,113

Annuity and other corporate				2,436,579
Total assets				$30,813,692

Note 13—Subsequent Events

Subsequent to September 30, 2026, the Company approved a residential mortgage loan investment program through its insurance subsidiaries, with an initial commitment of up to $250 million. Residential mortgage loans acquired under the program will be held for investment and carried at amortized cost. The Company intends to pledge a portion of the acquired loans to the Federal Home Loan Bank as collateral for advances.

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

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

Current Highlights.
•On a diluted basis, net income per common share increased 8% from $10.77 to $11.64 and net operating income per common share increased from $11.13 to $11.86, a 7% increase over the prior year period.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2026 was 19.7% and net operating income as an ROE, excluding accumulated other comprehensive income(1), was 15.9%.
•Total premium increased 6% over the same period in the prior year. Life premium increased 3% for the period from $2.5 billion in 2025 to $2.6 billion in 2026. Health premium increased 15% to $1.3 billion from $1.1 billion over the prior-year period.
•Total net sales increased 10% over the same period in the prior year from $661 million in 2025 to $727 million in 2026. Average producing agent count increased by 9% at Liberty National Division and 6% at Family Heritage Division.
•Book value per share increased 23% over the same period in the prior year from $69.52 to $85.35. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $93.63 in 2025 to $103.62 in 2026.
•For the nine months ended September 30, 2026, the Company repurchased 3.6 million shares of Globe Life Inc. common stock at a total cost of $564 million for an average share price of $155.30.

The following graphs represent net income and net operating income(1) for the nine month periods ended September 30, 2026 and 2025.
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
Net operating income as an ROE, excluding AOCI, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(1.4) billion and $(2.0) billion for the nine months ended September 30, 2026 and 2025, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(18.27) and $(24.11) per share for the nine months ended September 30, 2026 and 2025, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q3 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.
•Net income totaled $919 million during the nine months ended September 30, 2026, compared with $895 million, in the same period in 2025, an increase of 3%.
•On a diluted basis, net income per common share for the nine months ended September 30, 2026 increased 8% from $10.77 to $11.64.
•Net operating income was $937 million for the nine months ended September 30, 2026, compared with $925 million for the same period in 2025, an increase of 1%.
•On a diluted basis, net operating income per common share for the nine months ended September 30, 2026 increased from $11.13 to $11.86, a 7% increase.

Net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses, after tax and, as such, is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income is affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these which relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

During the third quarter of 2026, the Company performed its annual assumptions review and updated both its life and health assumptions of lapses, mortality, and morbidity resulting in a $120.5 million net remeasurement gain as compared to a $134.3 million net remeasurement gain in the year-ago quarter. Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $75.1 million net remeasurement gain and a $53.6 million net remeasurement gain for the nine months ended September 30, 2026 and 2025, respectively.

As previously noted, a component of insurance underwriting margin is policy obligations, which includes for each reporting period the change in the liability for future policy benefits (the "LFPB"). The LFPB is determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions See Note 6—Policy Liabilities for additional information.

Overall, the Company's core operations remain strong, including sales and premium growth, and we continue to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

        GL Q3 2026 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025	Change	%
Life insurance underwriting margin	$1,166,576	$1,158,946	$7,630	1
Health insurance underwriting margin	309,426	291,152	18,274	6
Excess investment income	112,914	107,581	5,333	5
Segment profit or (loss)	1,588,916	1,557,679	31,237	2

Annuity and other income	9,413	6,891	2,522	37
Administrative expense	(280,889)	(263,363)	(17,526)	7
Other corporate expense	(164,828)	(157,386)	(7,442)	5
Pre-tax total	1,152,612	1,143,821	8,791	1
Applicable taxes	(215,569)	(219,169)	3,600	(2)
Net operating income	937,043	924,652	12,391	1
Reconciling items, net of tax:
Realized gains (losses)	(5,492)	(18,546)	13,054
Other expenses	(1,011)	(393)	(618)
Legal proceedings	(11,160)	(10,558)	(602)
Net income	$919,380	$895,155	$24,225	3

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $8 million compared with the prior period, driven by premium growth and improved underlying mortality offsetting a smaller gain from third quarter assumption updates. The life underwriting margin increase was lower than the prior year period due to remeasurement gains from assumption changes of 96 million for the nine months ended September 30, 2026 compared to 131 million for the same period in 2025. The health segment experienced favorable underwriting margin as a result of gains related to the third quarter assumption update, margin growth in limited benefit supplemental product lines and growth in Medicare Supplement earned premium driven by rate increases and strong sales. Excess investment income increased $5 million compared with the prior period, primarily due to higher yields on fixed maturities, commercial mortgage loans and other long-term investments.

        GL Q3 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2026, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2026.

Total premium income rose 6% for the nine months ended September 30, 2026 to $3.9 billion. Total net sales increased 10% to $727 million when compared with 2025. Total first-year collected premium (defined in the following section) increased 15% to $595 million for 2026, compared to $520 million in 2025.

Life insurance premium income increased 3% to $2.58 billion compared to $2.51 billion in the prior-year period. Life net sales increased 1% to $456 million for the nine months ended September 30, 2026 as compared to the year-ago period. First-year collected life premium increased 1% to $351 million. Life underwriting margin, as a percent of premium, declined by 1% for 2026 given the lower remeasurement gains from life assumption updates in 2026 compared to 2025. Underwriting margin increased slightly to $1.17 billion in 2026, compared to $1.16 billion in 2025.

Health insurance premium income increased 15% to $1.30 billion compared to $1.13 billion in the prior-year period. Health net sales rose 31% to $271 million for the nine months ended September 30, 2026. First-year collected health premium rose 41% to $244 million. Health underwriting margin, as a percent of premium, was 24% for 2026, a 2% decrease from 2025 as a result of increased group claims experience and faster growth in lower margin products. Health underwriting margin increased to $309 million for the nine months ended September 30, 2026, compared to $291 million in 2025.

Excess investment income, the measure of profitability of our investment segment, increased 5% during the nine months ended September 30, 2026 to $113 million from $108 million in 2025. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 11% to $1.43 from $1.29 when compared with the same period in 2025.

Insurance administrative expenses increased 7% primarily due to higher employee costs, which include salaries and other costs in addition to higher information technology expenses in 2026 when compared with the prior-year period. These expenses were 7.2% as a percent of premium for 2026, unchanged from 2025.

For the nine months ended September 30, 2026, the Company repurchased 3.6 million shares of Globe Life Inc. common stock at a total cost of $564 million for an average share price of $155.30.

        GL Q3 2026 FORM 10-Q

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
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future. First-year collected premiums are lower than net sales over the prior 12 months because premiums are not collected on lapsed policies after the date of lapse. In addition, cancellations are not considered as lapses or included in net sales and first-year collected premiums.

See further discussion of the distribution channels below for Life and Health.

        GL Q3 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2026, life premium represented 66% of total premium and life underwriting margin represented 79% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,578,524	100	$2,513,890	100	$64,634	3

Policy obligations	1,447,510	56	1,410,622	56	36,888	3
Required interest on reserves	(654,837)	(25)	(632,150)	(25)	(22,687)	4
Net policy obligations	792,673	31	778,472	31	14,201	2
Amortization of acquisition costs	315,816	12	285,417	12	30,399	11
Commission expense	132,099	5	130,848	5	1,251	1
Premium taxes	54,834	2	51,621	2	3,213	6
Non-deferred acquisition costs	116,526	5	108,586	4	7,940	7
Total expense	1,411,948	55	1,354,944	54	57,004	4
Insurance underwriting margin	$1,166,576	45	$1,158,946	46	$7,630	1

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$691,069	50	$661,825	50	$29,244	4
Direct to Consumer	262,578	36	246,903	34	15,675	6
Liberty National	122,943	41	135,508	46	(12,565)	(9)
Other(1)	89,986	61	114,710	76	(24,724)	(22)
Total	$1,166,576	45	$1,158,946	46	$7,630	1
(1) Includes a gain of $14 million related to the recapture of reinsurance for nine months ended September 30, 2025.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,395,896	54	$1,334,591	53	$61,305	5
Direct to Consumer	731,526	28	736,651	29	(5,125)	(1)
Liberty National	302,401	12	291,635	12	10,766	4
Other	148,701	6	151,013	6	(2,312)	(2)
Total	$2,578,524	100	$2,513,890	100	$64,634	3

Annualized life premium in force was $3.48 billion at September 30, 2026, an increase of 2% over $3.40 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$292,681	64	$291,302	64	$1,379	—
Direct to Consumer	77,789	17	83,447	18	(5,658)	(7)
Liberty National	77,467	17	71,380	16	6,087	9
Other	8,133	2	7,645	2	488	6
Total	$456,070	100	$453,774	100	$2,296	1

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$238,152	68	$237,119	68	$1,033	—
Direct to Consumer	46,066	13	45,877	13	189	—
Liberty National	60,169	17	57,969	17	2,200	4
Other	6,796	2	5,925	2	871	15
Total	$351,183	100	$346,890	100	$4,293	1

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Division is an exclusive agency that markets to members of affinity groups, including labor unions, and continues to diversify its lead sources by utilizing internally generated leads, third-party internet vendor leads, and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 54% of the Company's September 30, 2026 total life premium. For the nine months ended September 30, 2026, life premium was $1.4 billion, an increase of 5% when compared with the year-ago period. For the nine months ended September 30, 2026, the average monthly life premium issued per policy was $64 as compared to $59 for the same period in the prior year. Net sales were $293 million for the nine months ended September 30, 2026, up from $291 million in the year-ago period. The underwriting margin, as a percent of premium, was 50% for the nine months ended September 30, 2026 unchanged from the same period in the prior year.

The average producing agent count decreased 6% over the year-ago period driven by lower retention of new agents. While long-term sales growth in this Division and our other exclusive agencies is generally tied to expansion of the agency force, declines in agent count provide an opportunity for improved sales productivity among veteran agents as they are more productive than less experienced agents. We have made adjustments to agency middle management compensation to encourage increased new agent recruitment and retention.

Below is the average producing agent count as of the indicated periods for the American Income Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At September 30,		Change
	2026	2025	Amount	%
American Income	11,262	11,994	(732)	(6)

American Income continues to focus on growing and strengthening the agency force, with particular emphasis on strengthening agency middle-management growth. The Division has made considerable investments in both financial incentives and agent training, as well as in information technology. A customer relationship management ("CRM") tool equips agents with intuitive dashboards to drive productivity across lead distribution, business conservation, and new agent recruiting. The Division also continues to enhance technology enabling the agency force to recruit, sell and train virtually. This has benefited our agents as a vast majority of sales are generated through virtual presentations. We find this flexibility to be attractive for new recruits as well as a driver of efficiency in our agency force.

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

DTC net sales declined 7% to $78 million for the nine months ended September 30, 2026, compared to the year-ago period. The Division is navigating a transition driven by the growing use of Artificial Intelligence ("AI") in consumer search behavior, which has reduced paid search volume from internet marketing. During this quarter

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

ended September 30, 2026, we noted improvement in our inquiry rates supported by several initiatives including AI-enabled advertising. The Division continues to adapt its digital content strategy and positioning to be verified, visible, and easily interpreted by AI assistants.

Beyond direct sales, the Division continues to deliver significant value through agency support with lead generation expected to reach one million this year. Improved conversion rates on leads shared with our agencies have contributed to margin improvement. Despite the decline in net sales, DTC’s underwriting margin grew to $263 million, or 36% of premium, for the nine months ended September 30, 2026, compared to $247 million, or 34% of premium, for the same period in 2025 driven by favorable mortality in the current period. For the nine months ended September 30, 2026, the average monthly life premium issued for DTC adults increased to $19 as compared to $17 for the same period in the prior year.

The Liberty National Division is an exclusive agency serving middle-income households and worksite customers by providing individual life insurance products. Recent investments in new sales technologies, combined with growth in agency middle management, are expected to drive continued sales momentum. Underwriting margin declined 9% from the year ago period to $123 million and premium increased 4% to $302 million. The underwriting margin as a percent of premium declined for the nine months ended September 30, 2026, to 41%, compared to 46% in the year-ago period, as third quarter assumption gains were significantly higher in the prior year period. For the nine months ended September 30, 2026, the average monthly life premium per policy issued increased compared to the prior year to $48 from $44.

Below is the average producing agent count for the nine months ended September 30, 2026 and 2025 for the Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At September 30,		Change
	2026	2025	Amount	%
Liberty National	4,137	3,806	331	9

The Division's average producing agent count increased when compared with the prior-year comparable period. This Division continues to execute a long-term plan to grow through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this Division’s presence in larger geographic cities with less penetrated areas will help create long-term sustainable agency growth. The Division is also focused on expanding worksite business development capabilities among its agents. A CRM platform and enhanced analytical tools have strengthened worksite marketing efforts and improved productivity across the individual life market. As Liberty National continues to build momentum through technology adoption and recruiting initiatives, it anticipates sustained growth in recruiting activity, average producing agent count, and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $149 million of life premium income, or 6% of Globe Life's total life premium income in the nine months ended September 30, 2026, and contributed 2% of net sales for the period.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, accident, intensive care, and other health products.

Health premium accounted for 34% of our total premium in 2026, while the health underwriting margin accounted for 21% of total underwriting margin. Health underwriting margin increased to $309 million compared to $291 million in the prior year.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2026		2025
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$1,300,620	100	$1,134,414	100	$166,206	15

Policy obligations	812,875	63	691,793	61	121,082	18
Required interest on reserves	(88,036)	(7)	(85,194)	(8)	(2,842)	3
Net policy obligations	724,839	56	606,599	53	118,240	19
Amortization of acquisition costs	47,657	3	44,497	4	3,160	7
Commission expense	143,522	11	127,551	11	15,971	13
Premium taxes	25,337	2	22,423	2	2,914	13
Non-deferred acquisition costs	49,839	4	42,192	4	7,647	18
Total expense	991,194	76	843,262	74	147,932	18
Insurance underwriting margin	$309,426	24	$291,152	26	$18,274	6

Net policy obligations amounted to 56% of premium for the nine months ended September 30, 2026 compared to 53% in the year-ago period. The increase in policy obligations is driven by the growth of the United American Division in relation to total health premium, as the United American Division products tend to have higher policy obligations as a percent of premium compared to other limited-benefit health products within our other divisions.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026		2025		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$9,824	2	$30,117	6	$(20,293)	(67)
Family Heritage	145,586	39	130,785	38	14,801	11
Liberty National	74,206	52	75,170	53	(964)	(1)
American Income	74,842	80	53,553	57	21,289	40
Direct to Consumer	4,968	8	1,527	3	3,441
Total	$309,426	24	$291,152	26	$18,274	6

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$625,182	48	$493,561	43	$131,621	27
Family Heritage	378,037	29	346,850	31	31,187	9
Liberty National	141,539	11	142,823	13	(1,284)	(1)
American Income	93,415	7	93,806	8	(391)	—
Direct to Consumer	62,447	5	57,374	5	5,073	9
Total	$1,300,620	100	$1,134,414	100	$166,206	15

Premiums from Medicare Supplement products totaled $615 million, or 47%, of the total health premiums for the nine months ended September 30, 2026, compared to $502 million, or 44%, in the same period in the prior year. Premium increases are driven primarily from increased sales and approved premium rate increases on our Medicare Supplement business. Premiums primarily related to limited-benefit supplemental health products comprise $686 million, or 53%, of the total health premiums for the nine months ended September 30, 2026, compared with $632 million, or 56%, in the same period in the prior year.

Annualized health premium in force was $1.84 billion at September 30, 2026, an increase of 17% over $1.58 billion a year earlier.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$137,115	51	$77,666	37	$59,449	77
Family Heritage	98,083	36	89,440	43	8,643	10
Liberty National	21,333	8	23,862	12	(2,529)	(11)
American Income	12,298	4	14,242	7	(1,944)	(14)
Direct to Consumer	1,831	1	2,176	1	(345)	(16)
Total	$270,660	100	$207,386	100	$63,274	31

Health net sales related to limited-benefit supplemental health products and other health products comprise $191 million, or 71%, of the total health net sales for the nine months ended September 30, 2026, compared with $155 million, or 75%, in the same period in the prior year. Medicare Supplement sales make up the remaining $80 million, or 29%, for 2026, compared to $52 million, or 25%, in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2026		2025
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$131,343	54	$66,863	39	$64,480	96
Family Heritage	74,621	31	66,954	39	7,667	11
Liberty National	20,204	8	20,900	12	(696)	(3)
American Income	12,722	5	14,386	8	(1,664)	(12)
Direct to Consumer	4,878	2	3,551	2	1,327	37
Total	$243,768	100	$172,654	100	$71,114	41

First-year collected premium related to limited-benefit supplemental health products and other health products is $147 million, or 60%, of total first-year collected premium for the nine months ended September 30, 2026, compared with $118.3 million, or 69%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $97 million, or 40%, for the nine months ended September 30, 2026, compared to $54.4 million, or 31%, in the same period in the prior year.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent general agents and brokers who may also sell for other companies, selling Medicare Supplement insurance to individuals through independent general agents, and group retiree medical and other health insurance through brokers. The Division was Globe Life's largest health division in terms of health premium income, with net sales up 77% from the same period in the prior year. The majority of the premium revenue in the Division comes from Medicare Supplement. Medicare Supplement sales growth remained strong for the nine months ended September 30, 2026, supported by demographic expansion within the eligible population, a notable migration of Medicare beneficiaries from Medicare Advantage to Medicare Supplement plans, and rate increases that took effect during the first half of the year.
Underwriting margin as a percent of premium for the Division was 2% for the nine months ended September 30, 2026, down from 6% for the same period in 2025. The decrease in margin is driven by increased claim utilization and medical cost trends related to Medicare Supplement in addition to a high number of high-severity claims at Evry Health ("Evry"), the Division's developing group major medical business. Evry claims drove an underwriting loss of $26 million for the nine months ended September 30, 2026. Evry was acquired for a number of strategic reasons, including its technology-driven approach to building a better health insurance platform, providing the opportunity to apply learnings from Evry's technology platform toward enhancing Globe Life's broader customer experience and service offerings as well as help deepen broker relationships. Because Evry's premium volume is still relatively small, severe claims experience can disproportionately affect results. We are working to improve underwriting results related to Evry through pricing adjustments, underwriting discipline, and selective growth. As Evry Health scales its group health products business, we may experience continued volatility related to the operating results.

The Family Heritage Division is an exclusive agency that primarily markets individual limited-benefit supplemental health insurance to individuals, small to medium-sized businesses and strategic alliances. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 39% for the nine months ended September 30, 2026 and 38% for the same period in the prior year.
The Division experienced a 10% increase in health net sales as compared with the same nine month period a year ago, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.
Below is the average producing agent count for the nine months ended September 30, 2026 and 2025 for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At September 30,		Change
	2026	2025	Amount	%
Family Heritage	1,578	1,489	89	6

The average producing agent count increased 6% compared with the same period a year ago. Along with the Division's increased efforts to grow agent count, it is also focused on the further training and development of its agency middle management, which has risen for the third quarter in a row, alongside continued improvement in agent retention. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of producing agents is the primary driver of future growth in sales, similar to our other exclusive agencies.

The Liberty National Division represented 11% of all Globe Life health premium income for the nine months ended September 30, 2026. The Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of the Division's health business is generated through worksite marketing targeting small businesses. Health premium at the Division was $141.5 million for the nine months ended September 30, 2026 down slightly from $142.8 million for the same period in 2025. Liberty National's first-year collected premium declined slightly to $20.2 million in the nine months ended September 30, 2026, compared with the same period in 2025. Health net sales for the nine months ended September 30, 2026 fell 11% from the comparable period in 2025. For the nine months ended September 30, 2026, underwriting margin as a percent of premium was 52%, declining slightly from the same period in the prior year. These declines reflect a greater

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

emphasis toward the sale of life insurance products in recent periods. While the agency will continue to focus on life sales, it is currently implementing updates to its sales presentation to reinvigorate health sales going forward.

While both the American Income Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 12% of health premium for the nine months ended September 30, 2026 and 13% for the same period in 2025.

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Net investment income	$879,539	$848,796	$30,743	4
Required interest on policy liabilities(1)	(766,625)	(741,215)	(25,410)	3
Excess investment income	$112,914	$107,581	$5,333	5

Excess investment income per diluted share	$1.43	$1.29	$0.14	11

Mean invested assets (at amortized cost)	$22,014,081	$21,507,145	$506,936	2
Average insurance policy liabilities	18,519,626	17,807,273	712,353	4
(1)Required interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $5 million, or 5%, compared with the year-ago period. Excess investment income per diluted common share was $1.43 for the nine months ended September 30, 2026, an increase of 11% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Net investment income for the nine months ended September 30, 2026 was $880 million, or 4% greater than the prior year quarter period. Mean invested assets increased 2% during the first nine months of 2026 over the same period last year. Net investment income increased faster than the increase in mean invested assets in the current period due to higher earned yields on fixed maturities, commercial mortgage loans and other long-term investments compared to the prior year period. The effective annual yield earned on the fixed maturity portfolio was 5.32% in the first nine months of 2026, compared to 5.27% for the comparable period in 2025. The earned yield on total long-term invested assets, which includes our fixed maturity, commercial mortgage loan and other long-term non-fixed maturity investments, was 5.51% for the first nine months of 2026 compared to 5.45% for the comparable period of 2025.

While our core investments are fixed maturities, the Company also invests in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the nine months ended September 30, 2026 was 7.00% compared with 6.11% in the prior-year period. The higher earned yield on commercial mortgage loans is primarily due to a lower number of non-accrual loans in the first nine months compared to the prior-year period. The earned yield on limited partnership investments for the nine months ended September 30, 2026 was 8.07%, compared with 7.99% in the comparable prior-year period. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of September 30, 2026, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $25 million, or 3%, to $767 million, generally consistent with the 4% growth in average interest-bearing insurance policy liabilities.

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2026		2025
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$469	$0.01	$(9,670)	$(0.12)
Matured or other redemptions(1)	(4,276)	(0.05)	(9,080)	(0.11)
Provision for credit losses	—	—	(17)	—
Fair value option—change in fair value	(2,816)	(0.04)	(116)	—
Mortgages	(355)	(0.01)	(3,333)	(0.04)
Other investments	(1,450)	(0.02)	(1,953)	(0.02)
Total realized gains (losses)—investments	(8,428)	(0.11)	(24,169)	(0.29)
Other gains (losses)(2)	2,936	0.04	5,623	0.07
Total realized gains (losses)	$(5,492)	$(0.07)	$(18,546)	$(0.22)
(1)During the nine months ended September 30, 2026 and 2025, the Company recorded $111.0 million and $128.5 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in net realized gains (losses) of $0 and $(2.3) million net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

Investment Acquisitions. Globe Life's investment policy calls for a core investment strategy of investing primarily in investment grade fixed maturities that meet the Company's quality and yield objectives. We generally invest in securities with longer-term maturities because they more closely match the long-term nature of our life and health policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low.

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cost of acquisitions:
Investment-grade corporate securities	$1,359,306	$617,929
Investment-grade municipal securities	155,218	113,496
Other securities	135,912	56,005
Total fixed maturity acquisitions(1)	$1,650,436	$787,430

Effective annual yield (one year compounded)(2)	6.33%	6.39%
Average life (in years, to next call)	34.6	30.8
Average life (in years, to maturity)	37.0	35.1
Average rating	A	A
(1)Fixed maturity acquisitions included unsettled trades of $33 million in 2026 and $15 million in 2025.
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

During the nine months of 2026 and 2025, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the nine months ended September 30, 2026, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.32%, up approximately 5 basis points from the yield in nine months ended September 30, 2025. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2026, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while striving to maximize the risk-adjusted, capital-adjusted return.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In addition to the fixed maturity acquisitions, Globe Life invested in commercial mortgage loans and in other long-term investments. See Note—4 Investments for further discussion.

The following table summarizes Globe Life's other investment acquisitions of the following assets.

Other Investment Acquisitions
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Commercial mortgage loans:
Directly held	$153,870	$118,722
Limited partnerships	39,685	28,679
Total commercial mortgage loans	193,555	147,401

Other long-term investments:
Limited partnerships	58,565	58,280
Company-owned life insurance	75,000	—
Total other long-term investments	133,565	58,280

Common stock	4,884	2,596
Total	$332,004	$208,277

Since fixed maturities represent such a significant portion of our investment portfolio, 88% of total amortized cost, net of allowance for credit losses, at September 30, 2026, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2026	December 31, 2025	September 30, 2025
Average annual effective yield(1)	5.34%	5.29%	5.28%
Average life, in years, to:
Next call(2)	16.5	15.2	15.3
Maturity(2)	20.7	19.4	19.5
Effective duration to:
Next call(2,3)	8.4	8.7	8.8
Maturity(2,3)	10.2	10.5	10.6
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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2026 and December 31, 2025.

Fixed Maturities by Sector
September 30, 2026
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$—	$—	$—	$—	$2,921,782	$11,846	$(330,544)	$2,603,084	15	15
Banks	60,148	179	(2,333)	57,994	950,489	8,431	(79,805)	879,115	5	5
Other financial	74,976	—	(15,400)	59,576	1,148,132	1,914	(188,504)	961,542	6	6
Total financial	135,124	179	(17,733)	117,570	5,020,403	22,191	(598,853)	4,443,741	26	26
Industrial
Energy	44,437	—	(5,682)	38,755	1,256,916	12,212	(100,789)	1,168,339	6	7
Basic materials	41,654	—	(11,050)	30,604	1,118,886	4,751	(137,695)	985,942	6	6
Consumer, non-cyclical	38,957	—	(7,345)	31,612	2,342,225	2,776	(367,508)	1,977,493	12	12
Other industrials	25,000	—	(4,895)	20,105	1,222,990	4,809	(152,676)	1,075,123	6	6
Communications	20,111	154	(3,734)	16,531	853,958	4,101	(140,369)	717,690	4	4
Transportation	—	—	—	—	671,073	3,245	(65,690)	608,628	4	4
Consumer, cyclical	105,073	—	(35,325)	69,748	357,093	828	(67,505)	290,416	2	2
Technology	50,263	—	(2,116)	48,147	356,846	1	(94,006)	262,841	2	1
Total industrial	325,495	154	(70,147)	255,502	8,179,987	32,723	(1,126,238)	7,086,472	42	42
Utilities	57,385	—	(9,587)	47,798	2,202,436	10,208	(211,314)	2,001,330	11	12
Total corporates	518,004	333	(97,467)	420,870	15,402,826	65,122	(1,936,405)	13,531,543	79	80
States, municipalities, and political divisions:
General obligations	—	—	—	—	907,615	410	(243,164)	664,861	5	4
Revenues	1,958	—	(390)	1,568	2,570,777	4,097	(516,087)	2,058,787	13	12
Total states, municipalities, and political divisions	1,958	—	(390)	1,568	3,478,392	4,507	(759,251)	2,723,648	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	466,313	5	(61,786)	404,532	2	2
Other asset-backed securities	52,649	331	(31)	52,949	213,560	834	(238)	214,156	1	2
Total fixed maturities	$572,611	$664	$(97,888)	$475,387	$19,561,091	$70,468	$(2,757,680)	$16,873,879	100	100

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of September 30, 2026, representing 79% of amortized cost, net, and 80% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2026, the total fixed maturity portfolio consisted of 1,005 issuers.

Fixed maturities had a fair value of $16.9 billion at September 30, 2026, compared to $17.6 billion at December 31, 2025. The net unrealized loss position in the fixed-maturity portfolio increased from $1.2 billion at December 31, 2025 to $2.7 billion at September 30, 2026 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at September 30, 2026 and December 31, 2025, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at September 30, 2026 and December 31, 2025, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At September 30, 2026
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$1,003,214	5	$849,393	5
AA	3,852,724	20	3,048,800	18
A	6,466,881	33	5,693,482	34
BBB+	3,578,071	18	3,166,146	19
BBB	2,923,939	15	2,624,209	15
BBB-	1,163,651	6	1,016,462	6
Total investment grade	18,988,480	97	16,398,492	97	A

Below investment grade:
BB	499,531	3	427,966	3
B	68,924	—	43,655	—
Below B	4,156	—	3,766	—
Total below investment grade	572,611	3	475,387	3	BB
	$19,561,091	100	$16,873,879	100

Weighted average composite quality rating					A-

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Rating
At December 31, 2025
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$955,561	5	$872,139	5
AA	3,455,082	18	2,941,349	16
A	6,016,228	32	5,778,006	33
BBB+	3,133,353	17	3,007,623	17
BBB	3,717,938	20	3,554,535	20
BBB-	1,017,673	5	966,681	6
Total investment grade	18,295,835	97	17,120,333	97	A

Below investment grade:
BB	452,809	3	410,286	3
B	64,364	—	54,774	—
Below B	4,159	—	3,949	—
Total below investment grade	521,332	3	469,009	3	BB
Total fixed maturities by rating	$18,817,167	100	$17,589,342	100

Weighted average composite quality rating					A-

The overall quality rating of the portfolio is A-, the same as of year-end 2025. Fixed maturities rated BBB are 39% of the total portfolio at September 30, 2026, down from 42% at December 31, 2025. While this ratio may be high relative to our peers, it is at its lowest level since 2003 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2026. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets. Our allocation to BBB rated bonds has decreased over the past few years as we have found better risk-adjusted, capital-adjusted value in higher-rated bonds.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses, is as follows:
Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$521,332	$529,120
Downgrades by rating agencies	55,097	69,109
Upgrades by rating agencies	(7,946)	(30,565)
Dispositions	(17,572)	(124,940)
Acquisitions	21,158	20,033
Provision for credit losses	—	(20)
Amortization and other	542	(7,514)
Balance at end of period	$572,611	$455,223

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of September 30, 2026.

        GL Q3 2026 FORM 10-Q

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2026		2025		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$104,826	2.7	$102,630	2.8	$2,196	2
Other employee costs	32,677	0.8	29,764	0.8	2,913	10
Information technology costs	70,691	1.8	62,286	1.7	8,405	13
Legal costs	10,253	0.3	16,930	0.5	(6,677)	(39)
Other administrative costs	62,442	1.6	51,753	1.4	10,689	21
Total insurance administrative expenses	280,889	7.2	263,363	7.2	17,526	7

Parent company expense	10,977		10,710		267
Stock compensation expense	45,987		40,665		5,322
Legal proceedings	14,127		13,365		762
Other expenses	1,280		498		782
Total operating expenses, per Condensed Consolidated Statements of Operations	$353,260		$328,601		$24,659	8

Total operating expenses for September 30, 2026 increased in comparison with the prior year primarily due to increases in insurance administrative expenses. Insurance administrative expenses increased $18 million primarily due to higher information technology costs and other administrative expenses. Insurance administrative expenses as a percent of premium were 7.2% for the nine months ended September 30, 2026 and 2025.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On August 5, 2026, the Board of Directors authorized up to $2.5 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. At September 30, 2026, we had $2.4 billion remaining under the authorization to repurchase. Since implementing our share repurchase program in 1986, we have used $11.6 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other alternatives and we expect to continue this program into the future.

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

The following table summarizes share repurchases for the nine month periods ended September 30, 2026 and 2025.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2026			2025
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	3,628	$563,501	$155.30	4,157	$515,340	$123.97
Option exercise proceeds	1,026	165,021	160.85	1,316	168,818	128.34
Total	4,654	$728,522	$156.52	5,473	$684,158	$125.02
(1)Excludes excise tax on the repurchase of treasury stock of $4.8 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

        GL Q3 2026 FORM 10-Q

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2026	2025	Projected 2026	2025
Liquidity Sources:
Dividends from Subsidiaries	$554,909	$482,091	$815,000—$865,000	$815,741
Excess Cash Flows(1)	519,359	590,006	$775,000—$825,000	890,311
(1)Excess cash flows are reported gross of shareholder dividends. For the nine months ended September 30, 2026 and 2025, shareholder dividends were $73 million and $64 million, respectively. For the twelve months ended December 31, 2026, we project approximately $95 million in shareholder dividends, compared to the $86 million paid in 2025.

Our U.S. subsidiaries' dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding net realized capital gains. For our Bermuda regulated subsidiaries, dividends cannot exceed 25% of the prior year’s statutory capital and surplus and cannot cause the reinsurer to drop below the minimum solvency margin. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, and a revolving credit facility.

The Company has access to a P-CAP Facility Agreement that provides us with the right to sell at any time to the Trust up to $500 million par of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). Our capacity under the agreement is based on the value of the Strips which was $447 million as of September 30, 2026. We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance Right.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At September 30, 2026, the Company had no senior note issuances under the Facility Agreement.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The five-year credit agreement was amended on June 26, 2026, resulting in an extended maturity date of June 26, 2031. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short-term nature. As of September 30, 2026, we had available $576 million of additional borrowing capacity under this facility, compared to $554 million a year earlier. As of September 30, 2026, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credit. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q3 2026 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2026	December 31, 2025	September 30, 2025
Balance of commercial paper at end of period (par value)	$309,000	$306,000	$331,000
Annualized interest rate	4.17%	4.05%	4.60%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	$576,000	$579,000	$554,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Average balance of commercial paper outstanding during period (par value)	$345,878	$430,732
Daily-weighted average interest rate (annualized)	4.03%	4.90%
Maximum daily amount outstanding during period (par value)	$559,250	$605,500

The Company increased commercial paper borrowings by $3 million since year end.

The Parent Company expects to have readily available funds for 2026 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to the issuance of debt and intercompany borrowings. The Parent Company had access to $111 million of liquid assets available as of September 30, 2026. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.06 billion in the nine months ended September 30, 2026, compared with $1.05 billion in the same period of 2025. The increase is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $1.17 billion during the nine months ended September 30, 2026. The Parent Company has in place a revolving credit facility and a P-CAPS facility. See Note 11—Debt for further details. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $353 million at September 30, 2026, compared with $459 million at December 31, 2025. In addition to these liquid assets, $17 billion (fair value at September 30, 2026) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.7 billion, at fair value, is pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility, FHLB and P-CAPS facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

        GL Q3 2026 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Borrowings. At September 30, 2026, the outstanding long-term debt at book value was $2.7 billion compared with $2.3 billion at December 31, 2025.

Selected Information about Debt Issues
As of September 30, 2026
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$548,337	$541,690
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,967	350,384
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	400,000	392,756	377,112
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	445,540	437,949
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,475	87,538
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,538	186,940
Term loan(2)	05/11/2023	06/26/2029	5.324%	quarterly	450,000	448,287	448,287
Subtotal					2,700,000	2,673,900	2,429,900
Unamortized issuance costs(3)					—	(6,131)	—
Total long-term debt					2,700,000	2,667,769	2,429,900

FHLB borrowings					10,000	10,000	10,000
Commercial paper					309,000	307,618	307,618
Total short-term debt					319,000	317,618	317,618

Total debt					$3,019,000	$2,985,387	$2,747,518
(1)The $150 million 4.80% Senior Notes, previously held by two insurance subsidiaries, were sold and issued to a third party at a discount of $4.2 million during the quarter ended June 30, 2026.
(2)The term loan was amended and restated on June 26, 2026, extending the maturity date from August 15, 2027 to June 26, 2029 and increasing the principal amount from $250 million to $450 million.
(3)Unamortized issuance costs for P-CAPS facility agreement.

Financing costs consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	%
Interest on funded debt	$73,905	$70,805	$3,100	4
Interest on term loans	12,886	11,520	1,366	12
Interest on short-term debt	14,076	21,335	(7,259)	(34)
Other	6,997	2,351	4,646
Financing costs	$107,864	$106,011	$1,853	2

During the nine months ended September 30, 2026, financing costs increased slightly compared to the prior year. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q3 2026 FORM 10-Q

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. We target a consolidated Company Action Level RBC ratio of 300% to 320% for our U.S. insurance subsidiaries. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2025, our consolidated Company Action Level RBC ratio was 316%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

In addition, our Bermuda-based insurance subsidiaries are subject to regulation in Bermuda. The Bermuda Monetary Authority ("BMA") has capital requirements and solvency standards including limitations on dividends or distributions to shareholders. Our Bermuda subsidiaries' level of capitalization exceeded the required minimum solvency margins for the year ended 2025.

Shareholders' Equity: Shareholders’ equity was $6.6 billion at September 30, 2026. This compares with $6.0 billion at December 31, 2025 and $5.7 billion at September 30, 2025. During the nine months since December 31, 2025, shareholders’ equity increased as a result of net income of $919 million in 2026, but was offset by share repurchases of $564 million and an additional $165 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $355 million primarily due to changes in interest rates and discount rates over the period.

On August 6, 2026, the Parent Company announced that it had declared a quarterly dividend of $0.33 per share, an increase of 22% from the previous amount of $0.27 per share. This dividend was paid on October 30, 2026.

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

        GL Q3 2026 FORM 10-Q

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

        GL Q3 2026 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2026.

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

As of the end of the fiscal period completed September 30, 2026, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended September 30, 2026, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

        GL Q3 2026 FORM 10-Q

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2026

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	353,745	$178.79	353,745	—
August 1-31, 2026	568,400	177.37	568,400	—
September 1-30, 2026	306,149	170.56	306,149	—

Item 5. Other Information

(c) Trading arrangements

During the nine months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q3 2026 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Seven Year Stock Option under Globe Life Inc. 2026 Incentive Plan
10.2	Form of Seven Year Stock Option under Globe Life Inc. 2026 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions
10.3	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2026 Incentive Plan
10.4	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2026 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions
10.5	Form of Performance Share Award Certificate under Globe Life Inc. 2026 Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q3 2026 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: November 4, 2026	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: November 4, 2026	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: November 4, 2026	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q3 2026 FORM 10-Q